Form 10QSB
period 2005-03-31
BOSS MINERALS INC
filed 2005-05-20
CIK 1284454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended March 31, 2005.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period              to
                                   -------------  --------------

              Commission File Number   333-120682
                                       ----------



                               BOSS MINERALS, INC.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                    Applied For
-------------------------------             --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

400 - 318 Homer Street
Vancouver, British Columbia, Canada                     V6B 2V2
---------------------------------------           -------------------
(Address of principal executive offices)          (Postal or Zip Code)


Issuer's telephone number, including area code:      604-602-7591
                                                  -------------------


                                      None
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,500,000 Shares of $0.001 par value Common Stock outstanding as of May 19, 2005.

Boss Minerals, Inc.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)



                                                                     Index

Balance Sheets........................................................F-1

Statements of Operations..............................................F-2

Statements of Cash Flows..............................................F-3

Notes to the Financial Statements.....................................F-4



Boss Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

                                                                              March 31,        September 30,
                                                                                2005                2004
                                                                             (unaudited)         (audited)
                                                                                  $                  $
                                 Assets
Current Assets
   Cash                                                                           15,151             26,964
-----------------------------------------------------------------------------------------------------------------
Total Assets                                                                      15,151             26,964
=================================================================================================================


                  Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                                                  215                215
   Accrued liabilities                                                            11,000             13,000
   Due to related parties (Note 4)                                                 3,300              3,400
-----------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                 14,515             16,615
-----------------------------------------------------------------------------------------------------------------

Commitment (Note 3)

Stockholders' Equity

Common Stock
   75,000,000 shares authorized, with a $0.001 par value,
   7,500,000 shares issued and outstanding                                         7,500              7,500
Additional Paid-in Capital                                                        22,500             22,500
Donated Capital (Note 4)                                                          13,000              7,000
Deficit Accumulated During The Exploration Stage                                 (42,364)           (26,651)
-----------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                           636             10,349
-----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                        15,151             26,964
=================================================================================================================




   (The accompanying notes are an integral part of these financial statements)

Boss Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

                                                                                    From                 From
                                                Three Months    Six Months   February 17, 2004    February 17, 2004
                                                   Ended          Ended         (Inception)          (Inception)
                                                 March 31,      March 31,       to March 31,         to March 31,
                                                    2005           2005             2004                 2005
                                                     $              $                $                    $

Revenue                                                     -             -                 -                   -
-----------------------------------------------------------------------------------------------------------------------

Expenses
   Management services (Note 4)                         2,250         4,500               750               9,750
   Mineral exploration costs                                -         3,005                 -               3,005
   Mineral property costs                                   -             -                 -               3,000
   Office and rent (Note 4)                               772         1,648               474               3,534
   Professional fees                                    1,500         6,560                 -              23,075
-----------------------------------------------------------------------------------------------------------------------
Total Expenses                                          4,522        15,713             1,224              42,364
-----------------------------------------------------------------------------------------------------------------------

Net Loss                                               (4,522)      (15,713)           (1,224)            (42,364)
=======================================================================================================================

Net Loss Per Share - Basic and Diluted                      -             -                 -
=================================================================================================

Weighted Average Number of Shares Outstanding       7,500,000     7,500,000         5,000,000
=================================================================================================




   (The accompanying notes are an integral part of these financial statements)

Boss Minerals, Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

                                                                                                      From
                                                                         Six Months            February 17, 2004
                                                                           Ended                  (Inception)
                                                                         March 31,                to March 31,
                                                                            2005                      2004
                                                                             $                         $
Operating Activities

   Net loss                                                                 (15,713)                    (1,224)

   Adjustment to reconcile net loss to net cash used in operating activities

     Donated management services and rent                                     6,000                      1,000

   Changes in operating assets and liabilities

     Accounts payable and accrued liabilities                                (2,000)                       215
--------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                       (11,713)                        (9)
--------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                             -                          -
--------------------------------------------------------------------------------------------------------------------

Financing Activities
   Common stock issued                                                            -                      5,000
   Advances from related parties                                               (100)                       100
--------------------------------------------------------------------------------------------------------------------
Net Cash from Financing Activities                                             (100)                     5,100
--------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                                 (11,813)                     5,091

Cash, Beginning of Period                                                    26,964                          -
--------------------------------------------------------------------------------------------------------------------

Cash, End of Period                                                          15,151                      5,091
====================================================================================================================

Non-cash Investing and Financing Activities                                       -                          -
====================================================================================================================

Supplemental Disclosure
  Interest paid                                                                   -                          -
  Income taxes paid                                                               -                          -
====================================================================================================================





   (The accompanying notes are an integral part of these financial statements)

Boss Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

1.   Nature and Continuance of Operations

     The Company was incorporated in the State of Nevada on February 17, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $42,364 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

     The Company filed an SB-2 Registration Statement to register 2,500,000 shares of common stock for resale by existing shareholders of the Company with the United States Securities and Exchange Commission. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.   Summary of Significant Accounting Policies

     a)  Basis of Presentation

         The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. Dollars. The Company's fiscal year-end is September 30.

     b)  Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c)  Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     d)  Mineral Property Costs

         The Company has been in the exploration stage since its formation on February 17, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Boss Minerals, Inc.
(An Exploration Stage Company)
Notes To The Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     e)  Financial Instruments

         The carrying value of cash, accounts payable, accrued liabilities and due to related parties approximates their fair value because of the short-term maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     f)  Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

     g)  Foreign Currency Translation

         The Company's functional and reporting currency is the United States dollar. Occasional transitions may occur in Canadian dollars and management has adopted SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     h)  Income Taxes

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     i)  Stock-based Compensation

         The Company records stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". All transactions in which goods or services are provided to the Company in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

     j)  Environmental Costs

         Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

Boss Minerals, Inc.
(An Exploration Stage Company)
Notes To The Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     k)  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     l)  Basic and Diluted Net Income (Loss) Per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     m)  Recent Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No.123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

Boss Minerals, Inc.
(An Exploration Stage Company)
Notes To The Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     m)  Recent Accounting Pronouncements (continued)

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board
         (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

         FASB has also issued SFAS No. 151 and 152 but they will not have any relationship to the operations of the Company, therefore a description and its impact on the Company's operations for each, have not been disclosed.

     n)  Interim Financial Statements

         Theese interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.   Mineral Properties

     Pursuant to a Mineral Property Option Agreement dated July 31, 2004, the Company was granted an option to acquire a 100% undivided right, title and interest in twenty mineral claim units, known as the Mosquito King Property, located in the Kamloops Mining Division of British Columbia, Canada. To complete the option the Company must make cash payments of $33,000 as follows:

      - $3,000 by August 25, 2004 (paid);
      - an additional  $5,000 by August 15, 2005; and
      - an additional $25,000 by August 15, 2006.

     The property will be subject to a 2% net smelter returns royalty.

Boss Minerals, Inc.
(An Exploration Stage Company)
Notes To The Financial Statements
(Expressed in U.S. Dollars)
(unaudited)


4.   Related Party Transactions

     a) The balance of $3,000 (September 30, 2004 - $3,100) due to the President of the Company is non-interest bearing, unsecured and due on demand. The President of the Company charged $3,000 for the preparation of the Company's SB-2 Registration Statement which was included in professional fees for the period ended September 30, 2004.

     b) During the six months ended March 31, 2005, the Company was charged $600 (period ended March 31, 2004 - $Nil) by a company controlled by the President of the Company for accounting services. The balance due of $300 (September 30, 2004 - $300) to this company is non-interest bearing unsecured and due on demand.

     c) The President of the Company provides management services and office premises to the Company. The services are valued at $750 per month and the office premises are valued at $250 per month. During the six months ended March 31, 2005, donated services of $4,500 (period ended March 31, 2004 - $750) and donated rent expense of $1,500 (period ended March 31, 2004 - $250) were charged to operations.



Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation
-------------------------

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one and two exploration programs on the Mosquito King claims consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. We anticipate that the phase one program will cost approximately $5,000, while the phase two program will cost approximately $15,000. The above program cost estimates were provided to us by Dr. Bohumil Molak and are contained in his geological report respecting the Mosquito King claims. Project costs may exceed Dr. Molak's estimates.

To date, we have not commenced exploration on the Mosquito King property. However, we did retain Mr. Bohumil Molak, a professional geologist, to complete an initial review of the claims and to provide us with a geological report respecting the claims that included exploration recommendations. For these services, we paid Dr. Molak $3,005.

We plan to commence the phase one exploration program on the Mosquito King claims in June of 2005, as soon as weather conditions in the area permit. The program should take approximately up to a one month to complete. We will then undertake the phase two work program during the August of 2005. This program will also take approximately one month to complete.

Following the phase two exploration, we intend to complete a drilling program on the Mosquito King claims. The estimate cost of this program is $100,000 and will take approximately three months to complete, including the collection and interpretation of all exploration data. Subject to financing, we anticipate commencing the drill program in the spring of 2006. Follow up drilling would occur in the autumn of 2006.

While weather may occasionally prevent us from accessing the Mosquito King claims in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration programs.

As well, we anticipate spending an additional $12,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $32,000.

We will require additional funding in order to proceed with the proposed phase two surveys and with any subsequent recommended work on the claims. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.


Results Of Operations For Period Ending March 31, 2005

We did not earn any revenues during the period ending March 31, 2005. During the six-month period ended March 31, 2005, we incurred operating expenses in the amount of $15,713, compared to operating expenses of $1,224 incurred during the period from February 17, 2004 (Inception) to March 31, 2004. These operating expenses were comprised of professional fees of $6,560 (2004: $Nil), donated management services of $4,500 (2004: $ 750), mineral exploration costs of $3,005 (2004: $Nil) and office and rent costs of $1,648 (2004: $474). The increase in operating expenses during the six months ended March 31, 2005 is due to the increase in professional fees, mineral exploration costs and office related costs attributed to general increase in corporate activity. In addition the comparability of the current reporting period with the period ended March 31, 2004 is affected by a shorter,less than six months, comparative period in 2004, from February 17, 2004 to March 31, 2004. Office rent and management in the comparative period of the fiscal 2004 were recorded by the Company only for one month.

At March 31, 2005, the Company had $15,151 in cash and liabilities totalling $14,515 for working capital of $636 compared to working capital of $10,349 as at September 30, 2004.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies
----------------------------

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Mineral Properties

We charge all of our mineral property acquisition and exploration costs to operations as incurred. If, in the future, we determine that a mineral property in which we have an interest can be economically developed on the basis of established proven and probable reserves, we will capitalize the costs incurred to develop the property. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. This evaluation was conducted by Andrei Krioukov and Alexei Jirniaguine, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Andrei Krioukov and Alexei Jirniaguine, our chief executive officer and principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.


SIGNATURES
----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Boss Minerals, Inc.


/s/ Andrei Krioukov                      Date:  May 19, 2005
--------------------------
Andrei Krioukov,
President and Chief Executive Officer
(Principal Executive Officer)



/s/ Alexei Jirniaguine                   Date:  May 19, 2005
----------------------------
Alexei Jirniaguine
Chief Financial Officer
(Principal Accounting Officer)