Form 10QSB
period 2005-06-30
BOSS MINERALS INC
filed 2005-08-08
CIK 1284454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 2005.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-120682
                                           ----------



                               BOSS MINERALS, INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                    Applied For
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


400 - 318 Homer Street
Vancouver, British Columbia, Canada                        V6B 2V2
---------------------------------------              -----------------------
(Address of principal executive offices)              (Postal or Zip Code)


Issuer's telephone number, including area code:        604-602-7591
                                                ---------------------------


                                      None
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,500,000 Shares of $0.001 par value Common Stock outstanding as of August 8, 2005.

Boss Minerals, Inc.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)



                                                                 Index

Balance Sheets.....................................................F-1

Statements of Operations...........................................F-2

Statements of Cash Flows...........................................F-3

Notes to the Financial Statements..................................F-4

Boss Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

                                                                              June 30,         September 30,
                                                                                2005                2004
                                                                             (unaudited)         (audited)
                                 Assets
Current Assets
   Cash                                                                       $    8,703         $   26,964
-----------------------------------------------------------------------------------------------------------------

Total Assets                                                                  $    8,703         $   26,964
=================================================================================================================


             Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable                                                           $   12,890         $      215
   Accrued liabilities                                                             1,000             13,000
   Due to related parties (Note 4)                                                   600              3,400
-----------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                 14,490             16,615
-----------------------------------------------------------------------------------------------------------------


Commitment (Note 3)

Stockholders' Equity (Deficit)

Common Stock
   75,000,000 shares authorized, with a $0.001 par value,
   7,500,000 shares issued and outstanding                                         7,500              7,500
Additional Paid-in Capital                                                        22,500             22,500
Donated Capital (Note 4)                                                          16,000              7,000
Deficit Accumulated During The Exploration Stage                                 (51,787)           (26,651)
-----------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                              (5,787)            10,349
-----------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                          $    8,703         $   26,964
=================================================================================================================

                                      F-1

    The accompanying notes are an integral part of these financial statements

Boss Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)


                                                                                                     From
                                                    Three Months          Nine Months            February 17,
                                                       Ended                 Ended             2004 (Inception)
                                                      June 30,              June 30,              to June 30,
                                                 2005          2004           2005           2004            2005
Revenue                                         $       -      $       -    $       -       $       -      $       -
------------------------------------------------------------------------------------------------------------------------

Expenses

   Management services (Note 4)                     2,250          2,250        6,750           3,000         12,000
   Mineral exploration costs                            -              -        3,005               -          3,005
   Mineral property costs                               -              -            -               -          3,000
   Office and rent (Note 4)                         1,120            849        2,768           1,323          4,654
   Professional fees                                1,400              -        7,960               -         24,475
   Transfer agent and filing fees (Note 4)          4,653              -        4,653               -          4,653
------------------------------------------------------------------------------------------------------------------------

Total Expenses                                      9,423          3,099       25,136           4,323         51,787
------------------------------------------------------------------------------------------------------------------------

Net Loss                                        $  (9,423)     $  (3,099)   $ (25,136)      $  (4,323)     $ (51,787)
========================================================================================================================

Net Loss Per Share - Basic and Diluted          $       -      $       -    $       -       $       -
========================================================================================================

Weighted Average Number of Shares
Outstanding                                     7,500,000     5,000,000     7,500,000       3,881,000
========================================================================================================


                                      F-2

    The accompanying notes are an integral part of these financial statements

Boss Minerals, Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

                                                                                                From
                                                                    Nine Months          February 17, 2004
                                                                       Ended                (Inception)
                                                                      June 30,              to June 30,
                                                                        2005                    2004
Operating Activities

   Net loss                                                          $   (25,136)            $    (4,323)

  Adjustment to reconcile net loss to net cash used in operating activities

     Donated management services and rent                                  9,000                   4,000

  Change in operating assets and liabilities

     Accounts payable and accrued liabilities                                675                     215
---------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                    (15,461)                   (108)
---------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                          -                       -
---------------------------------------------------------------------------------------------------------------
Financing Activities

   Due to related parties                                                 (2,800)                    100
   Common stock issued                                                         -                   5,000
---------------------------------------------------------------------------------------------------------------

Net Cash from Financing Activities                                        (2,800)                  5,100
---------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                              (18,261)                  4,992

Cash, Beginning of Period                                                 26,964                       -
---------------------------------------------------------------------------------------------------------------
Cash, End of Period                                                  $     8,703             $     4,992
===============================================================================================================

Non-cash Investing and Financing Activities                                    -                       -
===============================================================================================================

Supplemental Disclosures
  Interest paid                                                                -                       -
  Income taxes paid                                                            -                       -
===============================================================================================================


                                      F-3

    The accompanying notes are an integral part of these financial statements

Boss Minerals, Inc.
(An Exploration Stage Company)
Notes To The Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)
(unaudited)


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

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $51,787 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Boss Minerals, Inc.
(An Exploration Stage Company)
Notes To The Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

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

h)   Income Taxes

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Boss Minerals, Inc.
(An Exploration Stage Company)
Notes To The Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

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

k)   Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Boss Minerals, Inc.
(An Exploration Stage Company)
Notes To The Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)
(unaudited)

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

          In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

Boss Minerals, Inc.
(An Exploration Stage Company)
Notes To The Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

n)   Interim Financial Statements

         These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

o)   Reclassifications

         Certain   reclassifications  have  been  made  to  the  prior  period's financial statements to conform to the current period's presentation.


3.   Mineral Properties

     Pursuant to a Mineral Property Option Agreement dated July 31, 2004, the Company was granted an option to acquire a 100% undivided right, title and interest in twenty mineral claim units, known as the Mosquito King Property, located in the Kamloops Mining Division of British Columbia, Canada. To complete the option the Company must make cash payments of $33,000 as follows:

     * $3,000 by August 25, 2004 (paid);
     * an additional  $5,000 by August 15, 2005;and
     * an additional $25,000 by August 15, 2006.

     The property will be subject to a 2% net smelter returns royalty.


4.       Related Party Transactions

a)       The President of the Company  charged $3,000 for the preparation of the
         Company's   SB-2   Registration   Statement   which  was   included  in
         professional fees in the period ended September 30, 2004.

b) The Company was charged $900 (2004 - $Nil) by a company controlled by the President of the Company for accounting services. The balance due of $600 (September 30, 2004 - $300) to this company is non-interest bearing unsecured and due on demand.

c) The President of the Company provides management services and office premises to the Company. The services are valued at $750 per month and the office premises are valued at $250 per month. During the nine months ended June 30, 2005 donated services of $6,750 (2004 - $3,000) and donated rent expense of $2,250 (2004 - $1,000) were charged to operations.

d) The Company was charged $2,675 (2004 - $Nil) by a company controlled by the spouse of the President of the Company for filing services. As at June 30, 2005, this amount is included in accounts payable.

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

We planned to commence the phase one exploration program on the Mosquito King claims in June of 2005, as soon as weather conditions in the area permit. We have rescheduled the commencement to the beginning of August 2005 according to our geologist's exploration schedule. The program should take approximately up to a one month to complete. We will then undertake the phase two work program during September 2005. This program will also take approximately one month to complete.

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

As well, we anticipate spending an additional $7,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $27,000.

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

Results Of Operations For Period Ending June 30, 2005

We did not earn any revenues during the period ending June 30, 2005. During the nine-month period ended June 30, 2005, we incurred operating expenses in the amount of $25,136, compared to operating expenses of $4,323 incurred during the period from February 17, 2004 (Inception) to June 30, 2004. These operating expenses were comprised of professional fees of $7,960 (2004: $Nil), donated management services of $6,750 (2004: $3,000), mineral exploration costs of $3,005 (2004: $Nil), filing fees of $4,653 (2004: $Nil), and office and rent costs of $2,768 (2004: $1,323). The increase in operating expenses during the nine months ended June 30, 2005 is due to the increase in professional fees, mineral exploration costs, filing fees and office related costs attributed to the general increase in corporate activity. The comparable period is only approximately four and half months since the Company was incorporated on February 17, 2004. Office rent and management services in the comparative period were recorded by the Company for four months.

As at June 30, 2005, the Company had $8,703 in cash and liabilities totalling $14,490 for a working capital deficiency of $5,787 compared to working capital of $10,349 as at September 30, 2004.

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


Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. This evaluation was conducted by Andrei Krioukov and Alexei Jirniaguine, our chief executive officer and our principal accounting officer.

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

AUGUST 8, 2005


Boss Minerals, Inc.


/s/ Andrei Krioukov
------------------------------
Andrei Krioukov, President