Form 10KSB
period 2005-09-30
BOSS MINERALS INC
filed 2005-12-21
CIK 1284454

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005
                                            ------------------

TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-120682


                               BOSS MINERALS, INC.
                               -------------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                        20-3626387
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                              604 -318 Homer Street
                   Vancouver, British Columbia, Canada V6B 2V2
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (604) 602-7591
                                 --------------
               Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

    Title of each class                        Name of each exchange on which
    to be so registered                        each class is to be registered

           None                                             None

Securities to be registered pursuant to Section 12(g) of the Act:


                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

            Yes     X                                  No
               -------------                             ----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

            Yes      X                                 No
               -----------                               ----------


State issuer's revenues for its most recent fiscal year:             Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                       $2,500,000 as at December 15, 2005
                      ------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              7,500,000 shares of common stock at December 15, 2005
              -----------------------------------------------------

TABLE OF CONTENTS
-----------------
                                                                            Page

ITEM   1:  DESCRIPTION OF BUSINESS............................................4
ITEM   2:  DESCRIPTION OF PROPERTY............................................4
ITEM   3:  LEGAL PROCEEDINGS..................................................7
ITEM   4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................7
ITEM   5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........8
ITEM   6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........8
ITEM   7:  FINANCIAL STATEMENTS..............................................10
ITEM   8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES.........................................22
ITEM   9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......22
ITEM  10:  EXECUTIVE COMPENSATION............................................24
ITEM  11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....25
ITEM  12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................25
ITEM  13:  EXHIBITS AND REPORTS..............................................26
ITEM  14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ...........................26

PART I

ITEM 1:  DESCRIPTION OF BUSINESS
In General

We are an exploration stage company. We were incorporated on February 17, 2004, under the laws of the state of Nevada. In 2004 we were granted an option to acquire a 100% interest in twenty mineral claims comprising the Mosquito King claims.

Mosquito King Property Option Agreement

On July 31, 2004, we entered into a Mineral Property Option Agreement (the "Agreement") with Rich River Exploration Ltd. and Mr. Craig A. Lynes (the "Optionors") of Grindrod, British Columbia, whereby the Optionors agreed to grant us a 100% undivided right, title and interest in total of twenty mineral claims located in the Kamloops Mining Division of British Columbia. In order to acquire a 100% interest in these claims, subject to a 2% net smelter returns royalty, we have to pay to the Optionors a total of $33,000 in the following manner:

         (i)      $3,000 by August 25, 2004 (paid);

         (ii)     an additional $5,000 by August 15, 2005; and

         (iii)    an additional $25,000 by August 15, 2006.

Once we have made all of the above payments, we will be deemed to have exercised the option and will have acquired a 100% interest in the claims comprising the Mosquito King claims. Owning the claims only provides us with the right to explore for and extract minerals. We will not own any real property interest in the claims.

A net smelter returns royalty is the percentage of money that the royalty holder would receive from the sale of minerals from the claims to a smelter, less refining charges, ore treatment charges, penalties and transportation costs. Pursuant to the Agreement, we will only have to pay a maximum of $500,000 pursuant to the 2% net smelter returns royalty.

The Agreement also provides that if we are in default of either of the payments noted above, the Optionors cannot terminate the Agreement unless they first provide us with written notice of the default and provide us with 30 days to cure it by making the required payment.

During the year ended September 30, 2005, the company did not make the next additional payment due to lack of cash and Mineral Option Agreement was terminated by the Optionor.

Employees

We have no employees as of the date of this prospectus other than our two directors.

Research and Development Expenditures

We have not incurred any exploration expenditures to date. We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We currently do not have any operations and we have no income. As of September 30, 2005, we had cash in the amount of $1,507. The Company has a working capital deficiency of $9,608 and has incurred losses since inception of $58,608 and further losses are anticipated in the operating activities of the Company raising substantial doubt as to the Company's ability to continue as a going concern.

We will require additional financing in order to meet the anticipated exploration costs and to sustain our business operations. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including our ability to locate and option a prospective mineral property, the market prices for gold, copper, nickel and platinum group metals, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral property that we are going to locate and option will contain commercially exploitable reserves of copper, nickel, gold and platinum group metals. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liabilities for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the year ended September 30, 2005, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfill our operating and exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

The legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for mineral deposits. The growth of demand for minerals may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR DIRECTORS OWNS 66.67% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our directors own approximately 66.67% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE  OUR  PRESIDENT  HAS  OTHER  BUSINESS  INTERESTS,  HE MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr.Andrei Krioukov is presently required to spend only 15% of his business time on business management services for our company. While Mr. Krioukov presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Krioukov from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Krioukov may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

Our common stock is currently traded on the NASD over the counter bulletin board. However, we can provide investors with no assurance that a liquid public market for our shares will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

IF A MARKET FOR OUR COMMON STOCK DEVELOPS, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or  anticipated  variations  in our  results of  operations;
(2) our ability or inability to generate new revenues;
(3) increased  competition;  and
(4) conditions and trends in the mineral exploration industry.

Further our common stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 604-318 Homer Street, Vancouver, British Columbia, Canada. Our President provided principal executive office space and telephone service valued at $250 per month free of charge.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock have been quoted on the National Association of Securities Dealers' OTC Bulletin Board under the symbol "BOSM" since July 25, 2005.

The following table sets forth the high and low closing prices of our common shares traded on the OTC Bulletin Board:

Period                                          High                      Low

July 31, 2005 to September 30, 2005             $0.95                    $0.65

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have 27 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to locate and option a prospective mineral property located in Northern America.

In August 2005, our Mineral Property Option Agreement with Rich River Exploration Ltd. whereby we were granted an option to acquire a 100% interest in twenty mineral claims comprising the Mosquito King claims was terminated by the Optionor. We were not able to meet our obligation to make cash instalment payment due to lack of cash. We are currently looking for a potential project but as of the date of this annual report has not identified yet the prospective mineral property.

In the next twelve months we anticipate spending $10,000 on professional fees and $10,000 on administrative expenses. Our cash on hand at September 30, 2005 was $1,507. Accordingly, we will need to raise additional funds in order to support our operations and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations For the Year Ended September 30, 2005

We did not earn any revenues during the year ending September 30, 2005. During the year ended September 30, 2005, we incurred operating expenses in the amount of $31,957 compared to operating expenses of $26,651 incurred during the period from February 17, 2004 (Inception) to September 30, 2004. These operating expenses were comprised of professional fees of $11,760 (2004: $16,515), donated management services of $9,000 (2004: $5,250), mineral exploration costs of $3,005 (2004: $3,000), transfer agent and filing fees of $4,653 (2004: $Nil), and office and rent costs of $3,539 (2004: $1,886). The comparable period is only approximately seven and half months since the Company was incorporated on February 17, 2004. Office rent and management services in the comparative period were recorded by the Company for seven months.

As at September 30, 2005, the Company had $1,507 in cash and liabilities totalling $11,115 for a working capital deficiency of $9,608 compared to working capital of $10,349 as at September 30, 2004.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

Boss Minerals, Inc.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)



                                                                          Index

Report of Independent Registered Public Accounting Firm.....................F-1

Balance Sheets..............................................................F-2

Statements of Operations....................................................F-3

Statements of Cash Flows....................................................F-4

Statements of Stockholders' Equity (Deficit)................................F-5

Notes to the Financial Statements...........................................F-6

MANNINNG  ELLIOTT                           11th floor, 1050 West Pender Street,
                                            Vancouver, BC,Canada V6E 3S7

CHARTERED ACCOUNTANTS                       Phone: 604.714.3600 Fax:604.714.3669
                                            Web: manningelliott.com




             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders of Boss Minerals, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Boss Minerals, Inc. (An Exploration Stage Company) as of September 30, 2005 and 2004 and the related statements of operations, cash flows and stockholders' deficit for the period from February 17, 2004 (Date of Inception) to September 30, 2005 and the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boss Minerals, Inc. (An Exploration Stage Company), as of September 30, 2005 and 2004 and the related statements of operations, cash flows and stockholders' deficit for the period from February 17, 2004 (Date of Inception) to September 30, 2005 and the years ended September 30, 2005 and 2004, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the early exploration stage and has no business operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS

Vancouver, Canada

December 7, 2005

Boss Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

                                                                            September 30,      September 30,
                                                                                2005                2004
                                                                                  $                  $
Assets

Current Assets
   Cash                                                                            1,507             26,964
-----------------------------------------------------------------------------------------------------------------

Total Assets                                                                       1,507             26,964
-----------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable                                                                  215                215
   Accrued liabilities                                                            10,000             13,000
   Due to related party (Note 4)                                                     900              3,400
-----------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                 11,115             16,615
-----------------------------------------------------------------------------------------------------------------



Stockholders' Equity (Deficit)

Common Stock (Note 5)
   75,000,000 shares authorized, with a $0.001 par value,
   7,500,000 shares issued and outstanding                                         7,500              7,500
Additional Paid-in Capital                                                        22,500             22,500
Donated Capital (Note 4)                                                          19,000              7,000
Deficit Accumulated During the Exploration Stage                                 (58,608)           (26,651)
-----------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                              (9,608)            10,349
-----------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                               1,507             26,964
-----------------------------------------------------------------------------------------------------------------


     The accompanying notes are integral part of these financial statements

Boss Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

                                                                                           From
                                                                    Year               February 17,
                                                                   Ended             2004 (Inception)
                                                               September 30,         to September 30,
                                                                    2005           2004            2005
                                                                     $               $              $
Revenue                                                                   -               -              -
--------------------------------------------------------------------------------------------------------------

Expenses

   Management services (Note 4)                                       9,000           5,250         14,250
   Mineral property costs                                             3,005           3,000          6,005
   Office and rent (Note 4)                                           3,539           1,886          5,425
   Professional fees                                                 11,760          16,515         28,275
   Transfer agent and filing fees (Note 4)                            4,653               -          4,653
--------------------------------------------------------------------------------------------------------------

Total Expenses                                                       31,957          26,651         58,608
--------------------------------------------------------------------------------------------------------------

Net Loss                                                            (31,957)        (26,651)       (58,608)
--------------------------------------------------------------------------------------------------------------

Net Loss Per Share - Basic and Diluted                                    -               -
----------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding                     7,500,000      4,946,000
----------------------------------------------------------------------------------------------



     The accompanying notes are integral part of these financial statements

Boss Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

                                                                                  From                From
                                                             Year          February 17, 2004    February 17, 2004
                                                             Ended            (Inception)          (Inception)
                                                         September 30,      to September 30,    to September 30,
                                                             2005                 2004                2005
                                                               $                   $                    $
Operating Activities

   Net loss                                                 (31,957)             (26,651)              (58,608)

  Adjustment to reconcile net loss to net cash used in operating activities

     Donated management services and rent                    12,000                7,000                19,000

   Changes in operating assets and liabilities

     Accounts payable and accrued liabilities                (3,000)              13,215                10,215
     Due to related party                                    (2,500)               3,300                   800
--------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                       (25,457)              (3,136)              (28,593)
--------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                             -                    -                     -
--------------------------------------------------------------------------------------------------------------------

Financing Activities

   Advances from related party                                    -                  100                   100
   Proceeds from issuance of common stock                         -               30,000                30,000
--------------------------------------------------------------------------------------------------------------------

Net Cash from Financing Activities                                -               30,100                30,100
--------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                 (25,457)              26,964                 1,507

Cash, Beginning of Period                                    26,964                    -                     -
--------------------------------------------------------------------------------------------------------------------

Cash, End of Period                                           1,507               26,964                 1,507
--------------------------------------------------------------------------------------------------------------------

Non-cash Investing and Financing Activities                       -                    -                     -
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures
  Interest paid                                                   -                    -                     -
  Income taxes paid                                               -                    -                     -
--------------------------------------------------------------------------------------------------------------------



     The accompanying notes are integral part of these financial statements

Boss Minerals, Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from February 17, 2004 (Date of Inception) to September 30, 2005 (Expressed in U.S. Dollars)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                   Additional                    During the
                                           Common Shares            Paid-in       Donated        Exploration
                                       Number        Par Value      Capital       Capital           Stage            Total
                                                         $             $             $                $                $
Balance February 17, 2004 (Date of
Inception)                                      -             -             -             -                -                -
Share issued for cash
 - March, 2004 at $0.001                5,000,000         5,000             -             -                -            5,000
 - July, 2004 at $0.01                  1,400,000         1,400        12,600             -                -           14,000
 - August, 2004 at $0.01                1,100,000         1,100         9,900             -                -           11,000
Donated services and rent                       -             -             -         7,000                -            7,000
Net loss for the period                         -             -             -             -          (26,651)         (26,651)
-------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2004             7,500,000         7,500        22,500         7,000          (26,651)          10,349
Donated services and rent                       -             -             -        12,000                -           12,000
Net loss for the year                           -             -             -             -          (31,957)         (31,957)
-------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2005             7,500,000         7,500        22,500        19,000          (58,608)          (9,608)
-------------------------------------------------------------------------------------------------------------------------------



     The accompanying notes are integral part of these financial statements

Boss Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Expressed in U.S.Dollars)

1.       Nature and Continuance of Operations

     The Company was incorporated in the State of Nevada on February 17, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company was to acquire a mineral property located in the Province of British Columbia, Canada but the Option Agreement was terminated by the Optionor during the year as the Company defaulted on the terms of the agreement. The Company is currently seeking to acquire mineral claims to explore.

     These financial statements have been prepared on a going concern basis. As at September 30, 2005, the Company has a working capital deficit of $9,608 and has incurred losses since inception resulting in an accumulated deficit of $58,608. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

     The Company filed an SB-2 Registration Statement to register 2,500,000 shares of common stock for resale by existing shareholders of the Company with the United States Securities and Exchange Commission. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

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

Boss Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Expressed in U.S.Dollars)

2.       Summary of Significant Accounting Policies (continued)

     d)  Exploration and Development Costs

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

     e)  Financial Instruments

         The carrying value of cash, accounts payable, accrued liabilities and due to related party approximates their fair value because of the short-term maturity of these instruments.

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

     i)  Stock-based Compensation

         The Company records stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". All transactions in which goods or services are provided to the Company in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.
                                       F-7

Boss Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Expressed in U.S.Dollars)

2.       Summary of Significant Accounting Policies (continued)

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

     k)  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005 and 2004, the
         Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     m)  Recent Accounting Pronouncements

         In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

Boss Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Expressed in U.S.Dollars)

2.       Summary of Significant Accounting Policies (continued)

     m)  Recent Accounting Pronouncements (continued)

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

Boss Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Expressed in U.S.Dollars)

2.       Summary of Significant Accounting Policies (continued)

     n)  Reclassifications

         Certain   reclassifications  have  been  made  to  the  prior  period's financial statements to conform to the current period's presentation.


3.       Mineral Properties

     Pursuant to a Mineral Property Option Agreement (the "Agreement") dated July 31, 2004, the Company was granted an option to acquire a 100% undivided right, title and interest in twenty mineral claim units, known as the Mosquito King Property, located in the Kamloops Mining Division of British Columbia, Canada for cash payments totalling $33,000. During the year ended September 30, 2005, the Company defaulted on the Agreement, therefore, it was terminated by the Optionor.


4.       Related Party Transactions

     a)  The President of the Company  charged $3,000 for the preparation of the
         Company's   SB-2   Registration   Statement   which  was   included  in
         professional fees in the period ended September 30, 2004.

     b) The Company was charged $1,200 (2004 - $300) by a company controlled by the President of the Company for professional fees. The balance due of $900 (September 30, 2004 - $300) to this company is non-interest bearing unsecured and due on demand.

     c) The President of the Company provides management services and office premises to the Company. The services are valued at $750 per month and the office premises are valued at $250 per month. During the year ended September 30, 2005 donated services of $9,000 (2004 - $5,250) and donated rent expense of $3,000 (2004 - $1,750) were charged to operations.

     d) The Company was charged $2,675 (2004 - $Nil) by a company controlled by the spouse of the President of the Company for filing services.


5.       Common Stock

     a) In March 2004, the Company issued 5,000,000 shares of common stock at $0.001 per share for cash proceeds of $5,000.

     b) In July 2004, the Company issued 1,400,000 shares of common stock at $0.01 per share for cash proceeds of $14,000.

     c) In August 2004, the Company issued 1,100,000 shares of common stock at $0.01 per share for cash proceeds of $11,000.

Boss Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Expressed in U.S.Dollars)

6.       Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $23,468 which commence expiring in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at September 30, 2005 and 2004 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:


                                              2005                 2004
                                               $                    $

     Net Operating Loss                      23,468                3,511

     Statutory Tax Rate                        35%                  35%

     Effective Tax Rate                         -                    -

     Deferred Tax Asset                       8,214                1,229

     Valuation Allowance                     (8,214)              (1,229)
     -----------------------------------------------------------------------

     Net Deferred Tax Asset                     -                    -
     -----------------------------------------------------------------------

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Directors:

Name of Director                                               Age
----------------                                               ---
Andrei Krioukov                                                44
Alexei Jirniaguine                                             45

Executive Officers:

Name of Officer               Age                           Office
---------------               ---                           ------
Andrei Krioukov               44                  President and Chief Executive
                                                  Officer

Alexei Jirniaguine            45                  Secretary and Treasurer

Mr. Andrei Krioukov has acted as our President, chief executive officer, and as a director since our incorporation on February 17, 2004. Mr. Krioukov graduated from the Novosibirsk State University of Architecture and Civil Engineering, located in Novosibirsk, Russia, earning his engineering degree in 1983. From 1986 to 1994, he worked as a senior manager at one of the divisions of the chemical concentrates plant in Novosibirsk, Russia.

From March 1998 to February 2000, Mr. Krioukov worked as an accountant for Braniff Management Inc., a private Vancouver, British Columbia based company that provided accounting and management services to Canadian reporting companies. From February 2000 to March 2001, he was employed as an accountant and controller for Winston Resources Ltd., a private Vancouver, British Columbia based company that provided accounting and management services to public mining companies located in Vancouver, British Columbia. From March 2001 to March 2003, Mr. Krioukov joined Amisano Hanson, Chartered Accountants, a Vancouver, British Columbia based firm where he worked as an accountant and was involved in the audit of reporting companies in Canada and United States. Since March 2003, Mr. Krioukov has provided accounting consulting services to public companies through his private consulting firm based in Vancouver, British Columbia. Mr. Krioukov completed a financial management diploma program in 1996 at the British Columbia Institute of Technology located in Burnaby, British Columbia. He has also completed certified management accounting courses, but has not obtained an official accounting designation.

Mr. Alexei Jirniaguine has acted as our secretary, treasurer and as a director since our incorporation on February 17, 2004. Mr. Jirniaguine has a Masters degree in physical chemistry from the Novosibirsk State University located in Novosibirsk, Russia and a scientific background in this field. As a director, he participated in industrial projects in common with Institute of Catalysis of Russian Academy of Science in Novosibirsk, Russia. Mr. Jirniaguine acted as a database administrator for Sierra Systems Inc. (from August 1999 to December
1999), Internet Domain Registrars (from January 2000 to April 2000), Burnsand Inc. (from April 2000 to February 2002) and the University of British Columbia (from June 2003 to October 2004), all of which companies are located in Vancouver, British Columbia. He also acted as an Oracle/Unix consultant for ALT Database Solutions based in Port Coquitlam, British Columbia (from February 2002 to August 2002), Methanex Inc. located in Vancouver, British Columbia (from September 2002 to March 2003) and the City of Coquitlam, British Columbia (from October 2004 to present).

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended September 30, 2005 and 2004.

                          Annual Compensation                         Long Term Compensation
                          -------------------                         ----------------------
                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Andrei         President/ 2005     $0         0      $1,200            0                0          0             0
Krioukov       Chief      2004     $0         0      $3,300            0                0          0             0
               Executive
               Officer

Alexei         Secretary/ 2005     $0         0           0            0                0          0             0
Jirniaguine    Treasurer  2004     $0         0           0            0                0          0             0


Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position           Number of late       Transactions not timely      Known failures to file a
                                      reports              reported                     required form
Andrei Krioukov                               Nil                      Nil                         None

(President, Chief Executive Officer
and Director)

Alexei Jirniaguine
                                              Nil                      Nil                         None
(Secretary, Treasurer, and Director)

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 15, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

     TITLE OF CLASS          NAME OF BENEFICIAL OWNER        SHARES OF COMMON STOCK          PERCENT OF CLASS
-------------------------------------------------------------------------------------------------------------------
Common                       Andrei Krioukov                        2,500,000                    33.33 %
-------------------------------------------------------------------------------------------------------------------

Common                       Alexei Jirniaguine                     2,500,000                    33.33 %
-------------------------------------------------------------------------------------------------------------------

Directors and Officers                                                                            66.66%
as a Group

The percent of class is based on 7,500,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended September 30, 2005:
a) The Company was charged $1,200 (2004 - $300) by a company controlled by the President of the Company for professional fees. The balance due of $900 (September 30, 2004 - $300) to this company is non-interest bearing unsecured and due on demand.

b) The President of the Company provides management services and office premises to the Company. The services are valued at $750 per month and the office premises are valued at $250 per month. During the year ended September 30, 2005 donated services of $9,000 (2004 - $5,250) and donated rent expense of $3,000 (2004 - $1,750) were charged to operations.

c) The Company was charged $2,675 (2004 - $Nil) by a company controlled by the spouse of the President of the Company for filing services.

Otherwise, neither our directors and officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.


                                      -25-
ITEM 13:  EXHIBITS AND REPORTS

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the quarter ended September 30, 2005.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Manning Elliott LLP, Chartered Accountants, billed the following fees for the services indicated:

                                Fiscal year-ended
                                September 30, 2005           September 30, 2004

Audit fees                          $ 8,030                       $ 3,000
Audit-related fees                        -                             -
Tax fees                                  -                           900
All other fees                      $     -                       $     -

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the quarterly financial statements.

Our audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 21, 2005
                                Boss Minerals, Inc.

                                /s/ Andrei Krioukov
                                ---------------------------
                                Andrei Krioukov
                                President, Chief Executive Officer and Director (Principal Executive Officer)

                                /s/ Alexei Jirniaguine
                                ---------------------------
                                Alexei Jirniaguine
                                Secretary, Treasurer and Director
                                (Principal Financial Officer and
                                Principal Accounting Officer)