Form 10QSB
period 2005-12-31
BOSS MINERALS INC
filed 2006-02-13
CIK 1284454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended December 31, 2005.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

 For the transition period                     to
                            ------------------     -----------------------

                        Commission File Number 333-120682
                                   ----------


                               BOSS MINERALS, INC.
--------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                   20-3626387
----------------------------------            ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


604 - 318 Homer Street
Vancouver, British Columbia, Canada                          V6B 2V2
----------------------------------------                --------------------
(Address of principal executive offices)                (Postal or Zip Code)


Issuer's telephone number, including area code:            604-602-7591
                                                        --------------------

                                      None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X | No | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | X | No | |

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes | | No | |

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,500,000 Shares of $0.001 par value Common Stock outstanding as of February 8, 2006.

Transitional Small Business Disclosure Format (Check one): Yes | | No | |

Boss Minerals, Inc.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)



                                                                         Index

Balance Sheets............................................................F-1

Statements of Operations..................................................F-2

Statements of Cash Flows..................................................F-3

Notes to the Financial Statements.........................................F-4

Boss Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)


                                                                            December 31,       September 30,
                                                                                2005                2005
                                                                             (unaudited)         (audited)
                                                                                  $                  $

Assets

Current Assets
   Cash                                                                             563                 1,507
-----------------------------------------------------------------------------------------------------------------

Total Assets                                                                        563                 1,507
=================================================================================================================


Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable                                                                 240                   215
   Accrued liabilities                                                           11,300                10,000
   Due to related party (Note 3)                                                  1,200                   900
-----------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                12,740                11,115
-----------------------------------------------------------------------------------------------------------------



Stockholders' Equity (Deficit)

Common Stock
   75,000,000 shares authorized, with a $0.001 par value,
   7,500,000 shares issued and outstanding                                        7,500                 7,500
Additional Paid-in Capital                                                       22,500                22,500
Donated Capital (Note 3)                                                         22,000                19,000
Deficit Accumulated During the Exploration Stage                                (64,177)              (58,608)
-----------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                            (12,177)               (9,608)
-----------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                563                 1,507
=================================================================================================================


   The accompanying notes are an integral part of these financial statements

Boss Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)


                                                                                                      From
                                                                        Three months            February 17, 2004
                                                                           Ended                   (Inception)
                                                                        December 31,             to December 31,
                                                                    2005            2004              2005
                                                                     $               $                  $

Revenue                                                                   -               -               -
--------------------------------------------------------------------------------------------------------------------

Expenses

   Management services (Note 3)                                       2,250           2,250          16,500
   Mineral property costs                                                 -           3,005           6,005
   Office and rent (Note 3)                                             794             876           6,219
   Professional fees (Note 3)                                         2,500           5,060          30,775
   Transfer agent and filing fees                                        25               -           4,678
--------------------------------------------------------------------------------------------------------------------

Total Expenses                                                        5,569          11,191          64,177
--------------------------------------------------------------------------------------------------------------------

Net Loss                                                             (5,569)        (11,191)        (64,177)
=================================================================================================================

Net Loss Per Share - Basic and Diluted                                    -               -
===============================================================================================

Weighted Average Number of Shares Outstanding                     7,500,000       7,500,000
===============================================================================================


   The accompanying notes are an integral part of these financial statements

Boss Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)


                                                                                   Three months
                                                                                       Ended
                                                                                   December 31,
                                                                          2005                      2004
                                                                            $                        $

Operating Activities

   Net loss                                                                 (5,569)                 (11,191)

  Adjustment to reconcile net loss to net cash used in operating activities

     Donated management services and rent                                    3,000                    3,000

   Changes in operating assets and liabilities

     Accounts payable and accrued liabilities                                1,325                     (770)
     Due to related party                                                      300                        -
--------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                         (944)                  (8,961)
--------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                            -                        -
--------------------------------------------------------------------------------------------------------------------

Financing Activities
   Advances from related party                                                   -                      200
--------------------------------------------------------------------------------------------------------------------

Net Cash from Financing Activities                                               -                      200
--------------------------------------------------------------------------------------------------------------------

Decrease in Cash                                                              (944)                  (8,761)
Cash, Beginning of Period                                                    1,507                   26,964
--------------------------------------------------------------------------------------------------------------------

Cash, End of Period                                                            563                   18,203
====================================================================================================================

Non-cash Investing and Financing Activities                                      -                        -
====================================================================================================================

Supplemental Disclosures
  Interest paid                                                                  -                        -
  Income taxes paid                                                              -                        -
====================================================================================================================


   The accompanying notes are an integral part of these financial statements

Boss Minerals, Inc.
(An Exploration Stage Company)
December 31, 2005
Unaudited
(Expressed in U.S.Dollars)

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

     These financial statements have been prepared on a going concern basis. As at December 31, 2005, the Company has a working capital deficit of $12,177 and has incurred losses since inception resulting in an accumulated deficit of $64,177. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.


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

Boss Minerals, Inc.
(An Exploration Stage Company)
December 31, 2005
Unaudited
(Expressed in U.S.Dollars)


2.   Summary of Significant Accounting Policies (continued)

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

j)   Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Boss Minerals, Inc.
(An Exploration Stage Company)
December 31, 2005
Unaudited
(Expressed in U.S.Dollars)


2.   Summary of Significant Accounting Policies (continued)

k)   Basic and Diluted Net Income (Loss) Per Share

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

l)   Recent Accounting Pronouncements

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

Boss Minerals, Inc.
(An Exploration Stage Company)
December 31, 2005
Unaudited
(Expressed in U.S.Dollars)


2.   Summary of Significant Accounting Policies (continued)

     l)  Recent Accounting Pronouncements (continued)

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board
         (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard did not have a material impact on the Company's results of operations and financial position.

         In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R.
         The Company will consider SAB 107 during   the   implementation of SFAS
         No. 123R.

m)   Interim Financial Statements

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


3.       Related Party Transactions

a) The Company was charged $300 (2004 - $300) by a company controlled by the President of the Company for professional fees. The balance due of $1,200 (September 30, 2005 - $900) to this company is non-interest bearing unsecured and due on demand.

b) The President of the Company provides management services and office premises to the Company. The services are valued at $750 per month and the office premises are valued at $250 per month. During the period ended December 31, 2005 donated services of $2,250 (2004 - $2,250) and donated rent expense of $750 (2004 - $750) were charged to operations.

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

Item 2. Plan of Operation
-------------------------

Our plan of operation for the twelve months following the date of this report is to locate and option a prospective mineral property located in North America.

In August 2005, our Mineral Property Option Agreement with Rich River Exploration Ltd. whereby we were granted an option to acquire a 100% interest in twenty mineral claims comprising the Mosquito King claims was terminated by the Optionor. We were not able to meet our obligation to make the cash instalment payment due to lack of cash. We are currently looking for a potential project but as of the date of this quarterly report have not identified yet the prospective mineral property. We are also currently reviewing various projects in resource and non-resource industry sectors.

In the next twelve months we anticipate spending $15,000 on professional fees and $12,000 on administrative expenses. Our cash on hand at December 31, 2005 was $563. Accordingly, we will need to raise additional funds in order to support our operations and meet our other expected expenses. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.


Results of Operations For Period Ending December 31, 2005

We did not earn any revenues during the three-month period ending December 31, 2005. During the period ended December 31, 2005, we incurred operating expenses in the amount of $5,569, compared to operating expenses of $11,191 incurred during the same period in fiscal 2004. These operating expenses were comprised of professional fees of $2,500 (2004: $5,060), donated management services of $2,250 (2004: $2,250), mineral exploration costs of $Nil (2004: $3,005), transfer agent and filing fees of $25 (2004: $Nil), and office and rent costs of $794 (2004: $876). The decrease in operating expenses during the three months ended December 31, 2005, compared to the same period in fiscal 2004, was due to the decrease in professional fees, mineral exploration costs, and office related costs.

As at December 31, 2005, the Company had $563 in cash and liabilities totalling $12,740 for a working capital deficiency of $12,177 compared to working capital of $9,608 as at September 30, 2004.

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

Mineral Properties
------------------
We charge all of our mineral property acquisition and exploration costs to operations as incurred. If, in the future, we determine that a mineral property in which we have an interest can be economically developed on the basis of established proven and probable reserves, we will capitalize the costs incurred to develop the property. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.


Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. This evaluation was conducted by Andrei Krioukov and Alexei Jirniaguine, our chief executive officer and our principal accounting officer.

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

FEBRUARY 9, 2006


Boss Minerals, Inc.


/s/ Andrei Krioukov
------------------------------
Andrei Krioukov, President


/s/ Alexei Jirniaguine
----------------------------
Alexei Jirniaguine
Treasurer and Director
Principal Financial Officer