Form 10QSB
period 2006-03-31
ENVIRONMENTAL CONTROL CORP.
filed 2006-05-19
CIK 1284454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended March 31, 2006.

[    ]   Transition Report pursuant to 13 or 15(d)  of  the  Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-120682
                                           ----------

                           ENVIRONMENTAL CONTROL CORP.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                      20-3626387
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

206-1338 Homer Street
Vancouver, British Columbia, Canada                             V6B 6A7
----------------------------------------                  --------------------
(Address of principal executive offices)                  (Postal or Zip Code)

Issuer's telephone number, including area code:       604-669-3532
                                              --------------------------

                               BOSS MINERALS, INC.
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal  year,  if  changed  since  last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,500,000 Shares of $0.001 par value Common Stock outstanding as of May 15, 2006.

Transitional Small Business Disclosure Format (Check one): Yes |   |   No |   |

Environmental Control Corp.
(formerly Boss Minerals, Inc.)
(A Development Stage Company)
Interim Financial Statements
(Expressed in U.S. Dollars)


                                                                          Index

Balance Sheets..............................................................F-1

Statements of Operations....................................................F-2

Statements of Cash Flows....................................................F-3

Notes to the Financial Statements...........................................F-4

Environmental Control Corp.
(formerly Boss Minerals, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

                                                                              March 31,        September 30,
                                                                                2006                2005
                                                                             (unaudited)
                                                                                  $                  $
Assets
Current Assets
   Cash                                                                               3                 1,507
-----------------------------------------------------------------------------------------------------------------

Total Assets                                                                          3                 1,507
-----------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Deficit

Current Liabilities
   Accounts payable                                                                 215                   215
   Accrued liabilities                                                            6,500                10,000
   Due to related party (Note 3)                                                  5,600                   900
-----------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                12,315                11,115
-----------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1 and 4)
Subsequent Events (Note 5)

Stockholders' Deficit

Common Stock
   75,000,000 shares authorized, with a $0.001 par value,
   37,500,000 shares issued and outstanding                                       7,500                 7,500
Additional Paid-in Capital                                                       22,500                22,500
Donated Capital (Note 3)                                                         25,000                19,000
Deficit Accumulated During the Development Stage                                (67,312)              (58,608)
-----------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                     (12,312)               (9,608)
-----------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                           3                 1,507
-----------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of these financial statements

Environmental Control Corp.
(formerly Boss Minerals, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

                                                                                                                Accumulated
                                                                                                                   From
                                                      Three Months                    Six Months             February 17, 2004
                                                         Ended                           Ended                  (Inception)
                                                       March 31,                       March 31,               to March 31,
                                                  2006            2005            2006           2005              2006
                                                    $               $              $               $                 $
Revenue                                                   -               -              -               -                   -
---------------------------------------------------------------------------------------------------------------------------------

Expenses

   Management services (Note 3)                       2,250           2,250          4,500           4,500              18,750
   Mineral exploration costs                              -               -              -           3,005               3,005
   Mineral property costs                                 -               -              -               -               3,000
   Office and rent (Note 3)                             785             772          1,579           1,648               7,004
   Professional fees (Note 3)                           100            1500          2,600           6,560              31,475
   Transfer agent and filing fees                         -               -             25               -               4,678
---------------------------------------------------------------------------------------------------------------------------------

Total Expenses                                        3,135           4,522          8,704          15,713              67,912
---------------------------------------------------------------------------------------------------------------------------------

Net Loss                                             (3,135)         (4,522)        (8,704)        (15,713)            (67,912)
---------------------------------------------------------------------------------------------------------------------------------

Net Loss Per Share - Basic and Diluted                    -               -              -               -
------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares
Outstanding                                      37,500,000      37,500,000     37,500,000      37,500,000
------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements

Environmental Control Corp.
(formerly Boss Minerals, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

                                                                                    Six Months
                                                                                       Ended
                                                                                     March 31,
                                                                             2006                      2005
                                                                               $                        $
Operating Activities

   Net loss                                                                 (8,704)                 (15,713)

  Adjustment to reconcile net loss to net cash used in operating activities

     Donated management services and rent                                    6,000                    6,000

   Changes in operating assets and liabilities

     Accounts payable and accrued liabilities                               (3,500)                  (2,000)
     Due to related party                                                      300                        -
--------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                       (5,904)                 (11,713)
--------------------------------------------------------------------------------------------------------------------
Investing Activities                                                             -                        -
--------------------------------------------------------------------------------------------------------------------
Financing Activities

   Advances from related party                                               4,400                     (100)
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                          4,400                     (100)
--------------------------------------------------------------------------------------------------------------------
Decrease in Cash                                                            (1,504)                 (11,813)

Cash, Beginning of Period                                                    1,507                   26,964
--------------------------------------------------------------------------------------------------------------------
Cash, End of Period                                                              3                   15,151
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures
  Interest paid                                                                  -                        -
  Income taxes paid                                                              -                        -
--------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of these financial statements

Environmental Control Corp.
(formerly Boss Minerals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited)


1.   Nature and Continuance of Operations

     The Company was incorporated in the State of Nevada on February 17, 2004. The Company is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company was to acquire a mineral property located in the Province of British Columbia, Canada but the option agreement was terminated by the optionor in fiscal 2005 as the Company defaulted on the agreement.

     These financial statements have been prepared on a going concern basis. As at March 31, 2006, the Company has a working capital deficit of $12,312 and has incurred losses since inception resulting in an accumulated deficit of $67,312. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

     See Notes 4 and 5 for details of a proposed asset acquisition and subsequent financing.


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

d)   Financial Instruments

         The fair values of cash, accounts payable, accrued liabilities and due to related party approximate their carrying values because of the short-term maturity of these instruments.

e)   Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

Environmental Control Corp.
(formerly Boss Minerals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

f)   Foreign Currency Translation

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

g)   Income Taxes

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

h)   Stock-based Compensation

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

i)   Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)   Basic and Diluted Net Income (Loss) Per Share

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

Environmental Control Corp.
(formerly Boss Minerals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited)


2.   Summary of Significant Accounting Policies (continued)

k)   Recent Accounting Pronouncements

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

         In 2006, the FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position.
         Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No.123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

Environmental Control Corp.
(formerly Boss Minerals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     k)  Recent Accounting Pronouncements (continued)

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

l)   Interim Financial Statements

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


3.       Related Party Transactions

a) For the six-month period ended March 31, 2006, the Company was charged $300 (2005 - $600) by a company controlled by the President of the Company for professional fees. The balance due of $1,200 (September 30, 2005 - $900) to this company is non-interest bearing unsecured and due on demand.
b) The President of the Company provides management services and office premises to the Company. The services are valued at $750 per month and the office premises are valued at $250 per month. For the six-month period ended March 31, 2006 donated management services of $4,500 (2005
         - $4,500) and donated rent of $1,500 (2005 - $1,500) were charged to operations.
c) As at March 31, 2006, the Company owes its President $4,400 for cash advances. The amount due is non-interest bearing unsecured and due on demand.

Environmental Control Corp.
(formerly Boss Minerals, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited)


4.   Asset Acquisition

     On March 20, 2006, the Company entered into an Asset Acquisition Agreement (the "Agreement") to acquire the principal assets of Environmental Control Corporation ("ECC"), a private Canadian company involved in the development of emission control devices for small spark ignition combustion engines.

     Pursuant to the Agreement, the Company will issue 22,500,000 post-split shares of common stock in its capital to ECC at closing. In addition, the Company agreed to issue convertible promissory notes to certain creditors of ECC whereby the Company is obligated to pay them 10% interest per annum on a total of Cdn$317,379 outstanding to these creditors. Each promissory note holder has the option to convert a portion or all of the outstanding principal into shares of common stock of the Company at Cdn$0.10 per share.

     Also pursuant to the Agreement, the Company is required to change its name to Environmental Control Corp. and issue a stock dividend of four additional shares for each share outstanding.

     In connection with the Company's proposed acquisition, the Company arranged a financing whereby 3,500,000 units will be sold for aggregate proceeds of Cdn$500,000. Each unit will consist of one post-split share of common stock and five share purchase warrants. Each warrant entitles the holder to acquire an additional post-split share of common stock for Cdn$0.2857 for a period of two years from closing of the financing.


a.   Subsequent Events
a) On April 13, 2006, the Company changed its name from Boss Minerals, Inc. to Environmental Control Corp.
b) Effective April 13, 2006, the Company issued four additional shares for each common share outstanding. The Company also amended its authorized share capital to consist of 200,000,000 shares of common stock with a par value of $0.001 per share. All per share amounts have been retroactively adjusted to reflect this stock dividend.
c) The Company received private placement subscription funds of Cdn $500,000 for 3,500,000 units. Refer to Note 4.

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

Item 2. Plan of Operation
-------------------------
Our plan of operation for the twelve months following the date of this report is to complete an acquisition of the principal assets of the Environmental Control Corporation (the "ECC"), a private Canadian company involved in the development of emission control devices for small spark ignition combustion engines.
Subsequent to the completion of this transaction, we intend to continue conducting tests and marketing of the devices developed by the ECC. As at the date of this report, the acquisition of the principal assets of ECC has not been completed.

Technology

The ECC's catalytic muffler, like any other catalytic muffler, combines a muffler and a catalytic converter into one unit. However, the ECC has used a unique approach to develop this emissions control device, making it far more effective in reducing the emissions of spark ignition engines (oxides of nitrogen, carbon monoxide, volatile organic compounds and total hydrocarbons) without compromising on the side of engine performance. This patented and patent pending technology is linearly designed and can be modified to fit virtually any combustion engine.

The technology is registered for patents (and pending patents) in Canada, the United States and Europe under the titles of Combined Catalytic Muffler and Reverse Flow Catalytic Muffler. The filing numbers are located below:

U.S.A         6,622,482
               09/891,326
Canada        2,448,742
               2,448,648
Europe        02742591.7

According to the ECC numerous tests, including test at Bombardier Inc. in Quebec, Canada and Environment Canada's Emissions Research and Measurement Division in Ontario, Canada, have proven this technology to be extremely effective in the reduction of harmful emissions.

The current market targeted by the ECC is lawn and garden equipment, 25 hp or smaller. Included under the lawn and garden segment are: walk behind rotary mowers, rear engine riding mowers, front engine lawn tractors, riding garden tractors, walk-behind rotary tillers, snow throwers, commercial turf intermediate walk-behind rotary mowers, commercial turf riding rotary mowers, gasoline powered chainsaws, gasoline powered hand-held blowers, gasoline powered backpack blowers, gasoline powered trimmers/brushcutters and gasoline powered hedge trimmers.

Going Concern

In the next twelve months we anticipate spending $25,000 on research and development, $25,000 on professional fees and $200,000 on administrative expenses. Our cash on hand at March 31, 2006 was $3. Subsequent to March 31, 2006 we have raised CAD$500,000 in private placement funds. We plan to use the private placement proceeds for financing of our future research and development program and administrative expenditures. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Results of Operations For Period Ending March 31, 2006

During the period ended March 31, 2006, Boss Minerals Inc. ("Boss" or the Company) entered into an Asset Acquisition Agreement (the "Agreement") to acquire the principal assets of the ECC.

Pursuant to the Agreement, Boss will issue 22,500,000 post split shares of restricted common stock in its capital to ECC at closing. In addition Boss agreed to issue convertible promissory notes to certain creditors of ECC whereby Boss is obligated to pay them 10% interest per annum on a total of $317,379 (Canadian funds) outstanding to them. As well, each creditor has the option to convert a portion or all of the outstanding principal into shares of restricted common stock of the Company at a rate of $0.10 (Canadian funds) per share.

Also pursuant to the Agreement the Company is required to change its name to "Environmental Control Corp." and complete a share split such that each share of common stock issued and outstanding prior to the acquisition shall be exchanged for five post-split shares. The Agreement is also subject to Boss providing ECC with pro forma financial statements in a form necessary for filing with the Securities & Exchange Commission.

In connection with the Company's proposed acquisition, Boss arranged a financing whereby 3,500,000 units in its capital stock will be sold for aggregate proceeds of CDN$500,000. Each unit will consist of one post-split share of common stock and five stock purchase warrants, with each warrant entitling the holder to acquire an additional post-split share of common stock for CDN$0.2857 for a period of two years from closing of the financing.

Subsequent to March 31, 2006:

     a) The Company changed its name from Boss Minerals Inc. to Environmental Control Corp.

     b) The Company completed a split of its share capital such that every issued and outstanding share of common stock prior to the split was exchanged for 5 post-split shares of common stock. The effective date of the split was April 13, 2006. Concurrent with the split, the Company amended its authorized share capital to consist of 200,000,000 shares of common stock with a par value of $0.001 per share.

     c) The  Company   received  private  placement  subscription  funds  of CDN
        $500,000.

We did not earn any revenues during the six-month period ending March 31, 2006. During the period ended March 31, 2006, we incurred operating expenses in the amount of $8,704, compared to operating expenses of $15,713 incurred during the same period in fiscal 2005. These operating expenses were comprised of professional fees of $2,600 (2005: $6,560), donated management services of $4,500 (2005: $4,500), mineral exploration costs of $Nil (2005: $3,005), transfer agent and filing fees of $25 (2005: $Nil), and office and rent costs of $1,579 (2005: $1,648). The decrease in operating expenses during the six months ended March 31, 2006, compared to the same period in fiscal 2005, was due to the decrease in professional fees, mineral exploration costs, and office related costs.

As at March 31, 2006, the Company had $3 in cash and liabilities totalling $12,315 for a working capital deficiency of $12,312 compared to $9,608 as at September 30, 2005.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. This evaluation was conducted by Andrei Krioukov and Terence Mugford, our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, Andrei Krioukov and Terence Mugford, our chief executive officer and principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We filed Form 8-K on March 20, 2006, disclosing an entry into an agreement to acquire the principal assets of Environmental Control Corporation, a private Newfoundland, Canada based company that is involved in the development of emission control devices for small spark ignition combustion. The Company also announced that Terence J.P. Mugford was appointed to the Company's Board of Directors


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAY 19, 2006


Environmental Control Corp.


/s/                                                  /s/
-----------------------------------                  ---------------------------
Andrei Krioukov,                                     Terence Mugford,
President and Director                               Treasurer and Director
                                                     Principal Financial Officer