Form 10QSB
period 2006-06-30
ENVIRONMENTAL CONTROL CORP.
filed 2006-08-18
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-120682

ENVIRONMENTAL CONTROL CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

206 – 1338 Homer Street, Vancouver, BC V6B 6A7
(Address of principal executive offices)

604.669.3532
(Issuer's telephone number)

Boss Minerals, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   41,000,000 common shares issued and outstanding as of August 14, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2006 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

(Expressed in US dollars)

June 30, 2006

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

(Unaudited)

	June 30, 2006 $	September 30, 2005 $

ASSETS

Current Assets

Cash	334,056	1,507

Prepaid expenses	8,931	–

Total Assets	342,987	1,507

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	9,052	215
Accrued liabilities	6,500	10,000
Due to related party (Notes 3 (b) and (c))	5,600	900

Total Liabilities	21,152	11,115

Contingencies and Commitments (Notes 1 and 5)

Stockholders’ Equity (Deficit)

Common Stock, 200,000,000 shares authorized, $0.001 par value 41,000,000 issued and outstanding (2005 - 37,500,000 shares)	41,000	37,500

Additional Paid-In Capital	419,100	(7,500)

Donated Capital (Note 3 (d))	25,000	19,000

Deficit Accumulated During the Development Stage	(163,265)	(58,608)

Total Stockholders’ Equity (Deficit)	321,835	(9,608)

Total Liabilities and Stockholders’ Equity (Deficit)	342,987	1,507

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited)

					Accumulated from February 17, 2004
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	(Date of Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Management services (Note 3)	24,575	2,250	29,075	6,750	43,325
Mineral exploration costs	–	–	–	3,005	3,005
Mineral property costs	–	–	–	–	3,000
Office and rent (Note 3)	56,088	1,120	57,667	2,768	63,092
Professional fees (Note 3)	14,629	1,400	17,229	7,960	45,504
Transfer agent and filing fees	661	4,653	686	4,653	5,339

Total Expenses	95,953	9,423	104,657	25,136	163,265

Net Loss	(95,953)	(9,423)	(104,657)	(25,136)	(163,265)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	40,846,000	37,500,000	38,615,000	37,500,000

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2006	2005
	$	$
Operating Activities

Net loss	(104,657)	(25,136)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	6,000	9,000

Change in operating assets and liabilities:
Prepaid expenses	(8,931)	–
Accounts payable and accrued liabilities	5,337	675

Net Cash Used In Operating Activities	(102,251)	(15,461)

Financing Activities

Advances from a related party	4,700	–
Repayments to a related party	–	(2,800)
Proceeds from issuance of common stock	430,100	–

Net Cash Provided by (Used in) Financing Activities	434,800	(2,800)

Increase (Decrease) in Cash	332,549	(18,261)

Cash - Beginning of Period	1,507	26,964

Cash - End of Period	334,056	8,703

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2006

(Expressed in US dollars)

(Unaudited)

1.	Nature and Continuance of Operations

On March 20, 2006, Environmental Control Corp. (“Environmental Control”), (formerly Boss Minerals, Inc.), a Company incorporated in the State of Nevada on February 17, 2004, entered into an Asset Acquisition Agreement (the “Agreement”) to acquire the principal assets of Environmental Control Corp., a private Canadian company involved in the development of emission control devices for small spark ignition combustion engines. Effective April 13, 2006, pursuant to the agreement, the Company changed its name from Boss Minerals, Inc. to Environmental Control Corp. Environmental Control is in the development stage as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” As at June 30, 2006, the agreement had not closed as yet.

These financial statements have been prepared on a going concern basis. As at June 30, 2006, the Company has working capital of $321,835 and has incurred losses since inception resulting in an accumulated deficit of $163,265. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

See Note 4 for details of a proposed asset acquisition and financing.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company's fiscal year-end is September 30.

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

The fair values of cash, prepaid expenses, accounts payable, accrued liabilities and due to related party approximate their carrying values because of the short-term maturity of these instruments.

e)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2006

(Expressed in US dollars)

(Unaudited)

2.      Summary of Significant Accounting Policies (continued)

f)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. There was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R, as the Company does not currently have a stock option plan.

i)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

k)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2006

(Expressed in US dollars)

(Unaudited)

2.      Summary of Significant Accounting Policies (continued)

l)	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

3.	Related Party Transactions
a)	For the nine-month period ended June 30, 2006, the Company paid management fees of $8,997 to a director of the company. $2,484 of this amount was payable as payroll taxes.
b)

For the nine-month period ended June 30, 2006, the Company was charged $300 (2005 - $600) by a company controlled by the former President of the Company for professional fees. The balance due of $1,200 (September 30, 2005 - $900) to this company is non-interest bearing unsecured and due on demand.

c)	As at June 30, 2006, the Company owes its former President $4,400 for cash advances. The amount due is non-interest bearing unsecured and due on demand.
d)

The former President of the Company provided management services and office premises to the Company up to March 31, 2006. The services were valued at $750 per month and the office premises were valued at $250 per month. For the nine-month period ended June 30, 2006, donated management services of $4,500 (2005 - $6,750) and donated rent of $1,500 (2005 - $2,250) were charged to operations.

e)

The Company was charged $Nil (2005 - $2,675) by a company controlled by the spouse of the former President of the Company for filing services. As at June 30, 2005, this amount was included in accounts payable.

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2006

(Expressed in US dollars)

(Unaudited)

4.	Common Stock
a)	On April 4, 2006, the Company issued 3,500,000 common shares of the Company for proceeds of $430,100 (CDN$ 500,000).
b)

On April 4, 2006, the Company authorized a 5:1 stock split to be applied retroactively. In Addition, the Company increased its authorized share capital to 200,000,000 common shares. All share amounts stated herein have been restated to reflect the stock split. As a result of the stock spilt, prior period statements have been retroactively restated to reflect the effect of the stock split. The effect was to reclassify $30,000 from additional paid-in capital to common stock.

5.	Asset Acquisition

On March 20, 2006, the Company entered into an Asset Acquisition Agreement (the "Agreement") to acquire the principal assets of Environmental Control Corporation ("ECC"), a private Canadian company involved in the development of emission control devices for small spark ignition combustion engines. This Agreement has not closed.

Pursuant to the Agreement, the Company will issue 22,500,000 post-split shares of common stock in its capital to ECC at closing. In addition, the Company agreed to issue convertible promissory notes to certain creditors of ECC whereby the Company is obligated to pay them 10% interest per annum on a total of CDN $317,379 outstanding to these creditors. Each promissory note holder has the option to convert a portion or the entire outstanding principal into shares of common stock of the Company at CDN $0.10 per share.

On April 13, 2006, pursuant to the Agreement, the Company changed its name from Boss Minerals, Inc. to Environmental Control Corp. and issued a stock dividend of four additional shares for each common share outstanding. The Company also amended its authorized share capital to consist of 200,000,000 shares of common stock with a par value of $0.001 per share. All per share amounts have been retroactively adjusted to reflect this stock dividend.

In connection with the Company's proposed acquisition, the Company completed a private placement of 3,500,000 post-split shares of common stock for proceeds of $430,100 (CDN $500,000). In addition, the Company will issue a total of 5,000,000 stock purchase warrants, with each warrant entitling the holder to acquire an additional post-split share of common stock for CDN $0.50 for a period of two years from closing of the financing.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "the Company" mean Environmental Control Corp., unless otherwise indicated.

General Overview

Our plan for the twelve months following the date of this report is to complete an acquisition of the principal assets of the Environmental Control Corporation (the “ECC”), a private Canadian company involved in the development of emission control devices for small spark-ignition combustion engines. Subsequent to the completion of this transaction, the ECC will have professional units produced for durability testing in accordance with US and Canadian regulations. Upon completion of these tests, the ECC intends to apply for certification with various regulatory bodies worldwide. The ECC will continue marketing activities on an international scale.

The ECC’s catalytic muffler, like any other catalytic muffler, combines a muffler and a catalytic converter into one unit. However, the ECC has used a unique approach to develop this emission control device, making it far more effective in reducing the emissions of spark ignition engines (oxides of nitrogen, carbon monoxide, volatile organic compounds and hydrocarbons) without compromising on the side of engine performance. This patented and patent pending technology is linearly designed and can be modified to fit virtually any combustion engine.

The technology is registered for two patents in the United States under the titles of Combined Catalytic Muffler and Reverse Flow Catalytic Muffler, and has pending patents in Canada Europe- also under the titles of Combined Catalytic Muffler and Reverse Flow Catalytic Muffler. The filing numbers are located below:

U.S.A 6,622,482 7,018,590 Canada 2,448,742 2,448,648 Europe 02742591.7

8

According to the ECC, numerous tests, including tests at Bombardier Inc. in Quebec, Canada and Environment Canada's Emissions Research and Measurement Division in Ontario, Canada, have proven this technology to be extremely effective in the reduction of harmful emissions.

The current market targeted by the ECC is lawn and garden equipment that is 25 hp or smaller. Included under the lawn and garden segment are: walk behind rotary mowers, rear engine riding mowers, front engine lawn tractors, riding garden tractors, walk-behind rotary tillers, snow throwers, commercial turf intermediate walk-behind rotary mowers, commercial turf riding rotary mowers, gasoline powered chainsaws, gasoline powered hand-held blowers, gasoline powered backpack blowers, gasoline powered trimmers/brushcutters and gasoline powered hedge trimmers.

Cash Requirements

In the next twelve months we anticipate spending $50,000 on research and development, $35,000 on professional fees and $200,000 on administrative expenses. Our cash on hand at June 30, 2006 was $334,056. We plan to use the private placement proceeds for financing of our future research and development program and administrative expenditures.

Going Concern

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

Results of Operations for the period ending June 30, 2006:

During the nine month period ended June 30, 2006, we entered into an Asset Acquisition Agreement (the "Agreement") to acquire the principal assets of the ECC. This Agreement has not yet closed. The primary outstanding closing condition is the finalization of the ECC financial statements, as required for filing with the Securities & Exchange Commission.

Pursuant to the Agreement, we have agreed to cause to be transferred or issued 22,500,000 post split shares of restricted common stock in our capital to ECC at closing. In addition, we agreed to issue convertible promissory notes to certain creditors of ECC whereby we are obligated to pay them 10% interest per annum on a total of CDN$317,379 outstanding to them. As well, each creditor has the option to convert a portion or all of the outstanding principal into shares of restricted common stock at a rate of CDN$0.10 per share.

Also pursuant to the Agreement, we changed our name to "Environmental Control Corp." and completed a share split such that each share of common stock issued and outstanding prior to the acquisition was exchanged for five post-split shares.

In connection with this acquisition, we completed a private placement of 3,500,000 post-split shares of common stock for proceeds of $430,100 (CDN$500,000). .In addition, we have agreed to issued a total of 5,000,000 stock purchase warrants, with each warrant entitling the holder to acquire an additional post-split share of common stock for CDN$0.50 for a period of two years from closing of the financing.

We did not earn any revenues during the nine-month period ending June 30, 2006. During the period ended June 30, 2006, we incurred operating expenses in the amount of $104,657, compared to operating expenses of $25,136 incurred during the same period in fiscal 2005. These operating expenses were comprised of professional fees of $17,229 (2005: $7,960), donated and paid management services of $29,075 (2005: $6,750), mineral exploration costs of $Nil (2005: $3,005), transfer agent and filing fees of $686 (2005: $4,653), and office and rent costs of $57,667 (2005: $2,768). The increase in operating expenses during the nine months ended June 30, 2006, compared to the same period in fiscal 2005, was due to the increase in professional fees, management fees, and office related costs.

Liquidity and Capital Resources

As at June 30, 2006, the Company had$342,987 in current assets, including $334,056 in cash, and $21,152 in liabilities for working capital of $321,835 compared to a cash balance of $1,507 and a working capital deficiency of $9,608 as at September 30, 2005.

9

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and chief financial officer. Based upon that evaluation, our company's president and chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the pending acquisition of ECC, on April 6, 2006 we completed a private placement of 3,500,000 post-split shares of common stock for proceeds of $430,100 (CDN$500,000). .In addition, we have agreed to issued a total of 5,000,000 stock purchase warrants, with each warrant entitling the holder to acquire an additional post-split share of common stock for CDN$0.50 for a period of two years from closing of the financing.. The private placement was subscribed for by three investors, and the shares and warrants have been and will be issued in reliance on Regulation S, promulgated under the United States Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Report on Form 8-K.

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

10

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CONTROL CORP.

By: /s/ Terence Mugford

Terence Mugford, President, Treasurer and Director

(Principal Executive Officer and Principal Financial Officer)

August 17, 2006

11