Form 10KSB
period 2006-09-30
ENVIRONMENTAL CONTROL CORP.
filed 2007-01-16
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 2006

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________, to _____________

Commission file number  333-120682

Environmental Control Corp.
(Name of small business issuer in its charter)

Nevada	20-362387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2501-1020 Harwood Street, Vancouver, BC Canada	V6E 4R1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  604.669.3532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year.  $Nil

CW1028357.3

Issuer’s aggregate market value of the voting common equity held by non-affiliates at December 15, 2006 was:

41,000,000 common shares @ $1.105(1) = USD$45,305,000

(1) Average of bid and ask closing prices on December 15, 2006.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

41,000,000 shares of common stock issued and outstanding as of December 31, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☒;	No [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

ii

- iii -

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this annual report, the terms “we”, “us”, “our company”, and “EVCC” mean Environmental Control Corp. a Nevada corporation, unless otherwise indicated and the term “ECC” means Environmental Control Corporation, a private Canadian company with which we are involved in a pending acquisition of all of their principal assets.

General Overview

We were incorporated under the laws of the State of Nevada on February 17, 2004 under the name “Boss Minerals, Inc.”. From inception to March 20, 2006, we were an exploration stage company engaged in the exploration of minerals properties.

By an agreement dated March 20, 2006, we agreed to acquire the principal assets of Environmental Control Corporation (“ECC”), a Newfoundland, Canada based company, involved in the development of emission control devices for small spark ignition combustion engines. As of September 30, 2006 the transaction to acquire ECC has not yet completed. The primary outstanding closing condition is the finalization of ECC financial statements as required for filing with the Securities and Exchange Commission.

Our plan for the twelve months following the date of this report is to complete the acquisition of the principal assets of ECC. Concurrently, EVCC will continue to have professional units produced for a series of durability testing in accordance with US and Canadian regulations. Upon completion of the series of these tests, EVCC intends to partner with engine manufacturers and apply for certification with various regulatory bodies worldwide. EVCC will continue marketing activities on an international scale.

ECC’s catalytic muffler, like any other catalytic muffler, combines a muffler and a catalytic converter into one unit. However, ECC has used a unique approach to develop this emission control device, making it far more effective in reducing the emissions of spark ignition engines (oxides of nitrogen, carbon monoxide, volatile organic compounds and hydrocarbons) without compromising on the side of engine performance. This patented and patent pending technology is linearly designed and can be modified to fit virtually any combustion engine.

Business Development During the Last Three Years

Our company, Environmental Control Corp. was incorporated in Nevada on February 17, 2004. Prior to a name change in April 2006, Environmental Control Corp. was known as Boss Minerals, Inc.

Our shares of common stock were initially approved for quotation on the OTC Bulletin Board under the name “Boss Minerals, Inc.” under the symbol, “BOSM”, on April 19, 2006 our trading symbol was changed to “EVCC” in connection with our change of name.

From inception to March 20, 2006, we were an exploration stage company engaged in the exploration of minerals properties.

By an agreement dated March 20, 2006, we agreed to acquire the principal assets of Environmental Control Corporation, a Newfoundland, Canada based company, involved in the development of emission control devices for small spark ignition combustion engines. As of December 15, 2006 the transaction to acquire ECC has not yet completed.

Our Current Business

Upon completion of the ECC transaction, EVCC will continue its involvement in developing emission control devices for small spark ignition combustion engines.

Principal Products

EVCC’s principal product is a catalytic muffler, like any other catalytic muffler, combines a muffler and a catalytic converter into one unit. However, ECC has used a unique approach to develop this emission control device, making it far more effective in reducing the emissions of spark ignition engines (oxides of nitrogen, carbon monoxide, volatile organic compounds and hydrocarbons) without compromising on the side of engine performance. This patented and patent pending technology is linearly designed and can be modified to fit virtually any combustion engine.

Research and Development

We anticipate expending approximately $50,000 during the twelve-month period ending September 30, 2007 on research and development activities, which would include approximately $40,000 on testing and $10,000 on prototype manufacturing.

Sales and Marketing

EVCC currently targets small spark-ignition engines, including personal transportation devices, off road recreational vehicles, personal watercrafts, water pumps and in particular the lawn and garden industry. Included under the lawn and garden segment are: walk behind rotary mowers, rear engine riding mowers, front engine lawn tractors, riding garden tractors, walk-behind rotary tillers, snow throwers, commercial turf intermediate walk-behind rotary mowers, commercial turf riding rotary mowers, gasoline powered chainsaws, gasoline powered hand-held blowers, gasoline powered backpack blowers, gasoline powered trimmers/brushcutters and gasoline powered hedge trimmers. EVCC is currently focused on the North American market and is targeting Original Engine Manufacturers (OEM’s). The aftermarket parts segment represents a secondary market.

Government Regulation

EVCC’s activities and products to date are not subject to any governmental regulations that would have a significant impact on its business. EVCC believes that it is in compliance with all applicable regulations that apply to its business as it is presently conducted. EVCC will continue to have professional units produced for a series of durability testing in accordance with US and Canadian regulations. Upon completion of these series of tests, EVCC intends to partner with engine manufacturers and apply for certification with various regulatory bodies worldwide.

Laboratory and Scientific Testing

ECC has performed a number of laboratory and scientific tests on its catalytic muffler in order to gain increased market acceptance by manufacturers and by governmental regulatory bodies. In October, 2002 ECC and Bombardier Inc. assessed the effectiveness of ECC’s catalytic muffler when installed on a 4 stroke 644cc 2002 Bombardier production engine. In July, 2006 ECC and the Emissions Research and Measurement Division of Environment Canada entered into a cooperative program to test and evaluate 5 catalytic mufflers, designed and built by ECC. In January, 2007 Carnot Emission Services released a preliminary report detaling the results of durability test it had conducted on a Honda four-stroke engine equipped with ECC's catalytic muffler.

Competition

There are numerous domestic and foreign companies of various sizes who manufacture catalytic converters. Many of these companies have longer operating histories, greater financial, sales, marketing , technological resources and longer established client relationships than EVCC does. However, EVCC is unaware of any companies whose products are able to reach comparable levels of emission reduction on small spark-ignition engines. As a result, EVCC believes that it does not face any direct competition from competitors. Nonetheless, in the future EVCC may face competition as a result of shifts in market share due to technological innovation, changes in product emphasis and applications and new companies entering the market place who may have greater capabilities or better prospects.

Manufacturing and Engineering

EVCC’s engineering and product design is led by Glenn Knight, its Chief Scientific Officer and the inventor of its catalytic muffler technology. EVCC intends to contract out the manufacturing of its catalytic muffler to an outside source.

Intellectual Property

EVCC’s catalytic muffler technology is registered for two patents in the United States under the titles of “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler”. ECC holds one patent in Canada under the title “Combined Catalytic Muffler” and have one pending patent in Canada under the title “Reverse Flow Catalytic Muffler”. ECC also has one pending patent in Europe under the title of “Reverse Flow Catalytic Muffler”. The filing numbers are located below:

U.S.A.	6,622,482
7,018,590
Canada	2,448,742
2,448,648
Europe	02742591.7

EVCC expects approval of pending patents by the Canadian Patent Office within the next 6 months and approval of pending patents by the European Patent Office within the next 12 months.

Employees

As of December 15, 2006, EVCC employed 2 full-time. Depending on the scale of EVCC growth sand the development of its business ECC may hire additional employees in the next twelve months.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending September 30, 2007.

General and Administrative Expenses

We expect to spend $235,000 during the twelve-month period ending September 30, 2007 on general and administrative expenses including legal and auditing fees, salaries, rent, office equipment and other administrative related expenses.

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

RISK FACTORS

Our new business operations will be subject to a number of risks and uncertainties, including, but not limited to those set forth below:

RISKS RELATED TO OUR BUSINESS

If EVCC is not able to devote adequate resources to product development and commercialization, EVCC may not be able to develop its products.

EVCC’s business strategy is to develop, manufacture and market its catalytic muffler. EVCC believes that its revenue growth and profitability, if any, will substantially depend upon its ability to:

•	raise additional needed capital for further research and development;

•	complete its development of its catalytic muffler; and

•	successfully introduce and commercialize its catalytic muffler.

Because EVCC has limited resources to devote to product development and commercialization, any delay in the development of its catalytic muffler or reallocation of resources to development efforts that prove unsuccessful may delay or jeopardize the development of its company. Although EVCC’s management believes that it will be able to finance the continued development of its catalytic muffler through private placements and other capital sources, if they are unsuccessful in bringing its catalytic muffler to market, EVCC’s ability to generate revenues will be adversely affected.

The commercial viability of EVCC’s catalytic muffler remains largely unproven and we may not be able to attract customers.

The commercial viability of EVCC’s catalytic muffler is not known at this time. If commercial opportunities are not realized from the sale and use of its catalytic muffler EVCC’s ability to generate revenue would be adversely affected. There can be no assurances that EVCC will be successful in marketing the catalytic muffler, or that customers will ultimately purchase EVCC’s products. Failure to have commercial success from the sale of the catalytic muffler will significantly and negatively impact its financial condition.

If EVCC’s catalytic muffler does not gain market acceptance, it is unlikely that EVCC will become profitable.

The commercial success of EVCC’s catalytic muffler will depend upon the adoption of its product by manufacturers and consumers as an approach to reduce small engine emissions. Market acceptance will depend on many factors, including:

•	the willingness and ability of consumers and industry partners to adopt new technologies;

•	the willingness of governments to mandate reduction of emissions from small engine machines;

•	EVCC’s ability to convince potential industry partners and consumers that our technologies are an attractive alternative to other technologies for reduction of emissions from small engine machines;

•	EVCC’s ability to manufacture products and provide services in sufficient quantities with acceptable quality and at an acceptable cost; and

•	EVCC’s ability to place and service sufficient quantities of our products.

If EVCC’s catalytic muffler does not achieve a significant level of market acceptance, demand for the catalytic muffler will not develop as expected and it is unlikely that EVCC will become profitable.

The manufacture, use or sale of EVCC’s current and proposed products may infringe on the patent rights of others, and EVCC may be forced to litigate if an intellectual property dispute arises.

If EVCC infringes or are alleged to have infringed another party’s patent rights, EVCC may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. EVCC may not have sufficient resources to bring these actions to a successful conclusion. In addition, if EVCC does not obtain a license, does not successfully defend an infringement action or is unable to have infringed patents declared invalid, EVCC may:

•	incur substantial monetary damages;

•	encounter significant delays in marketing our current and proposed product candidates;

•	be unable to conduct or participate in the manufacture, use or sale of product

•	candidates or methods of treatment requiring licenses;

•	lose patent protection for our inventions and products; or

•	find its patents are unenforceable, invalid, or have a reduced scope of protection.

Parties making such claims may be able to obtain injunctive relief that could effectively block the company’s ability to further develop or commercialize our current and proposed product candidates in Canada, the United States and abroad and could result in the award of substantial damages. Defence of any lawsuit or failure to obtain any such license could substantially harm the company. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by the company.

EVCC may face costly intellectual property disputes.

EVCC’s ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technologies and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. ECC’s pending patent applications may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we have received for ECC’s catalytic muffler and which it may receive, may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. EVCC also relys on trade secrets, technical know-how and continuing invention to develop and maintain its competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to EVCC’s trade secrets.

We have had negative cash flows from operations. Our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

Our company has had negative cash flows from operations as we have not yet completed the ECC transaction. We have estimated that we will require approximately $235,000 to carry out our business plan for the twelve months ending September 30, 2007. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

We may not be able to obtain additional equity or debt financing on acceptable terms if and when we need it. Even if financing is available it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, and compete effectively.

We have a history of losses and negative cash flows, which is likely to continue unless our products gain sufficient market acceptance to generate a commercially viable level of sales.

Since inception through September 30, 2006, we have incurred aggregate net losses of $358,365 and we had working capital of $263,866 as of September 30, 2006. There is no assurance that we will ever operate profitably or will ever generate positive cash flow in the future.

If we fail to complete the agreement with ECC our business will fail.

If we are unable to complete on the agreement with ECC, our business will fail as we do not have a viable alternative business to readily pursue. The inability to complete on the agreement would have a material adverse effect on our business and our financial condition.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our shares of common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our shares of common stock could result in a reduction in the liquidity of our shares of common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our shares of common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our shares of common stock and make it difficult for our stockholders to resell their shares of common stock.

Our shares of common stock are quoted on the OTC Bulletin Board service of the National Association of Securities Dealers Inc. Trading in stocks quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our company’s operations or business prospects. This volatility could depress the market price of our shares of common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange such as the American Stock Exchange or New York Stock Exchange. Accordingly, stockholders may have difficulty reselling any of the shares of common stock.

Trading of our shares of common stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our shares of common stock.

The United States Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our shares of common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

OTHER RISKS

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditors have noted in their reports concerning our financial statements as of September 30, 2006 and 2005 that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See our auditors’ reports on our financial statements elsewhere in this Form 10-KSB.

Item 2. Description of Property.

Our principal executive offices are located at 2501-1020 Harwood Street, Vancouver, British Columbia, Canada and are leased at a cost of $2000 per month. We do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our shares of common stock were initially approved for quotation on the OTCBB under the name “Boss Minerals, Inc.” under the symbol, “BOSM”. On April 18, 2006, we changed our name to “Environmental Control Corp.” and our trading symbol was changed to “EVCC”. The following quotations obtained from Yahoo! Finance reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2005	$0.95	$0.65
December 31, 2005	$n/a	$n/a
March 31, 2006	$n/a	$n/a
June 30, 2006	$1.70	$0.60
September 30, 2006	$1.30	$0.40

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Empire Stock Transfer Inc., 2470 Saint Rose Pkwy, Suite 304, Henderson, Nevada, 89074 (Telephone: 702.818.5898; Facsimile: 702.974.1444).

On December 15, 2006, the list of stockholders for our shares of common stock showed 13 registered stockholders and 41,000,000 shares of common stock outstanding.

Dividends

We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our shares of common stock other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

In connection with the pending acquisition of ECC, on April 6, 2006 we completed a private placement of 3,500,000 post-split shares of common stock for proceeds of $430,100 (CDN$500,000). In addition, we have agreed to issue a total of 5,000,000 stock purchase warrants, with each warrant entitling the holder to acquire an additional post-split share of common stock for CDN$0.50 for a period of two years from closing of the financing. The private placement was subscribed for by three investors, and the shares and warrants have been and will be issued in reliance on Regulation S, promulgated under the United States Securities Act of 1933, as amended.

On July 28, 2006, we committed to issue 62,500 shares of restricted common stock and issued 187,500 share purchase warrants to purchase one additional share of restricted common stock at $0.61 per share, to an employee of our company for consulting services rendered. The employee will be issued a further 62,500 shares of restricted common stock and 187,500 share purchase warrants, each on July 28, 2007, 2008, and 2009. These shares have not yet been issued.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended September 30, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated under the laws of the State of Nevada on February 17, 2004 under the name “Boss Minerals, Inc.”. From inception to March 20, 2006, we were an exploration stage company engaged in the exploration of minerals properties.

By an agreement dated March 20, 2006, we agreed to acquire the principal assets of Environmental Control Corporation (“ECC”), a Newfoundland, Canada based company, involved in the development of emission control devices for small spark ignition combustion engines. As of December 15, 2006 the transaction to acquire ECC has not yet completed. The primary outstanding closing condition is the finalization of ECC financial statements as required for filing with the Securities and Exchange Commission.

Our plan for the twelve months following the date of this report is to complete the acquisition of the principal assets of ECC. Concurrently, ECC will have professional units produced for durability testing in accordance with the regulations in Canada and the United States. Upon completion of these tests, we intend to partner with engine manufacturers and apply for certification with various regulatory bodies across the world. We will continue marketing activities on an international scale.

Subsequent to the completion of this transaction, EVCC will have professional units produced for durability testing in accordance with US and Canadian regulations. Upon completion of these tests, EVCC intends to apply for certification with various regulatory bodies worldwide. EVCC will continue marketing activities on an international scale.

Plan of Operation and Cash Requirements

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At September 30, 2006, we had working capital of $263,866 compared to a working capital deficit of $9,608 as at September 30, 2005.

At September 30, 2006, our total current assets were 285,505 which consisted of cash of $280,658, amounts receivable of $707 and prepaid expenses of $4,140 compared to total current assets of $1,507 as at September 30, 2005.

At September 30, 2006, our total current liabilities were $21,639, compared to total current liabilities of $11,115 as at September 30, 2005.

For the year ended September 30, 2006, we incurred a loss of $299,757 compared to $31,957 as at September 30, 2005 and to $358,365 since incorporation. The principal components of the loss for the year ended September 30, 2006 were management services, office and rent, professional fees and transfer agent and filing fees. The principal components of our loss for the year ended September, 2005 were management services, mineral property costs, office and rent, professional fees and transfer agent and filing fees.

Operating expenses for the year ended September 30, 2006 were $299,757 compared to $31,957 as at September 30, 2005.

At September 30, 2006, we had cash on hand of $280,658 compared to $1,507 as at September 30, 2005.

We anticipate that we will expend approximately $235,000 during the twelve-month period ending September 30, 2007 to complete our acquisition of the principal assets of ECC and continue their business of developing emission control devices. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending September 30, 2007

Operating expenses
Sales and Marketing	$25,000
Research and Development	$50,000
Manufacturing and Engineering	Nil
General and Administrative	$175,000
Total Operating Expenses	250,000
Capital expenditures	Nil
Total	$250,000

At September 30, 2006, we had working capital of $263,866 If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Stock-based Compensation

Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of our company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, our company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. There was no effect on our reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Item 7. Financial Statements.

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

(Expressed in US dollars)

September 30, 2006

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statements of Stockholders’ Equity (Deficit)	F–5

Notes to the Financial Statements	F–6

CHARTERED ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

Environmental Control Corp. (formerly Boss Minerals, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Environmental Control Corp. (formerly Boss Minerals, Inc.) (A Development Stage Company) as of September 30, 2006 and 2005, and the related statements of operations, cash flows and stockholders' equity for the years then ended and accumulated from February 17, 2004 (Date of Inception) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Control Corp. (A Development Stage Company) as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated from February 17, 2004 (Date of Inception) to September 30, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

Vancouver, Canada

January 9, 2007

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

ASSETS

Current Assets

Cash	280,658	1,507
Amounts receivable	707	–
Prepaid expenses	4,140	–

Total Assets	285,505	1,507

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	4,215	215
Accrued liabilities	6,787	10,000
Due to related parties (Note 3)	10,637	900

Total Liabilities	21,639	11,115

Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Equity (Deficit)

Common Stock, 200,000,000 shares authorized, $0.001 par value; 41,000,000 and 37,500,000 common shares issued and outstanding, respectively.	41,000	37,500

Additional Paid-In Capital	526,856	(7,500)

Common Stock Subscribed (Note 4(b))	29,375	–

Donated Capital (Note 3(e))	25,000	19,000

Deficit Accumulated During the Development Stage	(358,365)	(58,608)

Total Stockholders’ Equity (Deficit)	263,866	(9,608)

Total Liabilities and Stockholders’ Equity (Deficit)	285,505	1,507

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated from
	February 17, 2004	For the Year	For the Year
	(Date of Inception) to	Ended	Ended
	September 30,	September 30,	September 30,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses

Management services (Note 3(e))	214,068	199,818	9,000
Mineral exploration costs	6,005	–	3,005
Office and rent (Note 3(e))	76,068	70,643	3,539
Professional fees (Note 3(b))	57,083	28,808	11,760
Transfer agent and filing fees	5,141	488	4,653

Total Expenses	358,365	299,757	31,957

Net Loss	(358,365)	(299,757)	(31,957)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		39,216,000	37,500,000

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated from
	February 17, 2005	For the Year	For the Year
	(Date of Inception) to	Ended	Ended
	September 30,	September 30,	September 30,
	2006	2006	2005
	$	$	$
Operating Activities

Net loss for the year	(358,365)	(299,757)	(31,957)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	25,000	6,000	12,000
Stock-based compensation	137,131	137,131	–

Changes in operating assets and liabilities:
Amounts receivable	(707)	(707)	–
Prepaid expenses	(4,140)	(4,140)	–
Accounts payable and accrued liabilities	11,002	787	(3,000)
Due to related party	836	36	(2,500)

Net Cash Used In Operating Activities	(189,243)	(160,650)	(25,457)

Financing Activities

Advances from a related party	9,801	9,701	–
Proceeds from issuance of common stock	460,100	430,100	–

Net Cash Provided by Financing Activities	469,901	439,801	–

Increase (Decrease) in Cash	280,658	279,151	(25,457)

Cash - Beginning of Period	–	1,507	26,964

Cash - End of Period	280,658	280,658	1,507

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Statements of Stockholder’ Equity (Deficit)

For the period from February 17, 2004 (Date of Inception) to September 30, 2006

(Expressed in US dollars)

						Deficit
						Accumulated
			Additional	Common		During the
		Par	Paid-in	Stock	Donated	Development
	Shares	Value	Capital	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance – February 17, 2004 (Date of Inception)	–	–	–	–	–	–	–

Issuance of common shares for cash:
– at $0.0002 per share	25,000,000	25,000	(20,000)	–	–	–	5,000
– at $0.002 per share	7,000,000	7,000	7,000	–	–	–	14,000
– at $0.002 per share	5,500,000	5,500	5,500	–	–	–	11,000

Donated services and rent	–	–	–	–	7,000	–	7,000

Net loss for the period	–	–	–	–	–	(26,651)	(26,651)

Balance – September 30, 2004	37,500,000	37,500	(7,500)	–	7,000	(26,651)	10,349

Donated services and rent	–	–	–	–	12,000	–	12,000

Net loss for the year	–	–	–	–	–	(31,957)	(31,957)

Balance – September 30, 2005	37,500,000	37,500	(7,500)	–	19,000	(58,608)	(9,608)

Issuance of common shares for cash at $0.123 per share	3,500,000	3,500	426,600	–	–	–	430,100

Shares to be issued for consulting services (Note 4(b))	–	–	–	29,375	–	–	29,375

Stock-based compensation	–	–	107,756	–	–	–	107,756

Donated services and rent	–	–	–	–	6,000	–	6,000

Net loss for the year	–	–	–	–	–	(299,757)	(299,757)

Balance – September 30, 2006	41,000,000	41,000	526,856	29,375	25,000	(358,365)	(263,866)

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.	Nature of Business and Continuance of Operations

On March 20, 2006, Environmental Control Corp. (“Environmental Control”), (formerly Boss Minerals, Inc.), a company incorporated in the State of Nevada on February 17, 2004, entered into an Asset Acquisition Agreement (the “Agreement”) to acquire the principal assets of Environmental Control Corp., a private Canadian company involved in the development of emission control devices for small spark ignition combustion engines. Effective April 13, 2006, pursuant to the Agreement, the Company changed its name from Boss Minerals, Inc. to Environmental Control Corp. The Company is in the development stage as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” As at September 30, 2006, the Agreement has not yet closed.

These financial statements have been prepared on a going concern basis. As at September 30, 2006, the Company has working capital of $263,866, has incurred losses totalling $358,365 since inception, and has not generated revenues from operations. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Based on the above factors, there is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The fair values of cash, amounts receivable, accounts payable, accrued liabilities and due to related parties approximate their carrying values because of the short-term maturity of these instruments.

e)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
f)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. There was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

i)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
l)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

3.	Related Party Transactions
a)	During the year ended September 30, 2006, the Company paid management fees of $10,950 to a former director of the Company. As at September 30, 2006, the director is owed $36 for cash advances.
b)

During the year ended September 30, 2006, the Company was charged $300 (2005 - $600) by a company controlled by the former President of the Company for professional fees. The balance due of $1,200 (September 30, 2005 - $900) to this company is unsecured, non-interest bearing, and due on demand.

c)	As at September 30, 2006, the Company owes its former President $4,400 for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.
d)

During the year ended September 30, 2006, the Company owes a company controlled by a director of the Company $5,000 for payment of legal expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

e)

The former President of the Company provided management services and office premises to the Company up to March 31, 2006. The management services were valued at $750 per month and the office premises were valued at $250 per month. During the year ended September 30, 2006, donated management services of $4,500 (2005 - $9,000) and donated rent of $1,500 (2005 - $3,000) were charged to operations.

f)

The Company was charged $Nil (2005 - $2,675) by a company controlled by the spouse of the former President of the Company for filing services. As at September 30, 2005, this amount was included in accounts payable.

4.	Commitments
a)

On March 20, 2006, the Company entered into an Asset Acquisition Agreement (the "Agreement") to acquire the principal assets of Environmental Control Corporation ("ECC"), a private Canadian company involved in the development of emission control devices for small spark ignition combustion engines. This Agreement has not closed.

Pursuant to the Agreement, the Company will issue 22,500,000 shares of common stock to ECC at closing. In addition, the Company agreed to issue convertible promissory notes to certain creditors of ECC whereby the Company is obligated to pay them 10% interest per annum on a total of CDN$ 317,379 outstanding to these creditors. Each promissory note holder has the option to convert a portion or the entire outstanding principal into shares of common stock of the Company at CDN$ 0.10 per share.

On April 13, 2006, pursuant to the Agreement, the Company changed its name from Boss Minerals, Inc. to Environmental Control Corp. and completed a 5:1 stock split.

In connection with the Company's proposed acquisition, the Company completed a private placement of 3,500,000 shares of common stock at $0.123 per share for proceeds of $430,100 (CDN$ 500,000). In addition, the Company issued a total of 5,000,000 stock purchase warrants, with each warrant entitling the holder to acquire an additional share of common stock for CDN$ 0.50 expiring on April 4, 2008.

b)

On July 28, 2006, the Company committed to issue 62,500 shares of restricted common stock and issued 187,500 share purchase warrants to purchase one additional share of restricted common stock at $0.61 per share, to an employee of the Company for consulting services rendered. The employee will be issued a further 62,500 shares of restricted common stock and 187,500 share purchase warrants, each on July 28, 2007, 2008, and 2009. The fair value of the restricted common stock of $29,375 has been recorded as common stock subscribed. The fair value of share purchase warrants issued was determined to be $107,756 using the Black-Scholes pricing model, using the following weighted average assumptions:

Year Ended September 30, 2006

Warrant life	2 years
Expected volatility	90%
Expected dividend yield	0%
Risk free interest rate	4.82%
Average fair value of warrants issued	$0.57

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

5.	Common Stock

a)

On April 4, 2006, the Company authorized a 5:1 stock split to be applied retroactively. In addition, the Company increased its authorized share capital to 200,000,000 common shares. All share amounts stated herein have been restated to reflect the stock split.

b)

On April 4, 2006, the Company completed a private placement for 3,500,000 shares of common stock at $0.123 per share for proceeds of $430,100 (Cdn$500,000). In addition, the Company issued 5,000,000 share purchase warrants to the investors, pro-rata to the number of common shares purchased, at an exercise price of Cdn$0.50 per share expiring on April 4, 2008.

6.	Share Purchase Warrants

A summary of the Company’s warrants issued and outstanding is as follows:

	For the year ended September 30, 2006		For the year ended September 30, 2005
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance – Beginning of year	—	$ —	—	$ —

Issued	5,187,500	0.44	—	—

Balance – End of year	5,187,500	$ 0.44	—	$ —

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $209,500, which commence expiring in 2025. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended September 30, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $65,111 and $6,985 respectively.

The components of the net deferred tax asset at September 30, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	September 30, 2006 $	September 30, 2005 $

Net Operating Losses carried forward	209,500	23,468
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	73,325	8,214
Valuation Allowance	(73,325)	(8,214)
Net Deferred Tax Asset	–	–

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

On March 20, 2006, Terence Mugford was appointed to our board of directors. On May 23, 2006, Mr. Mugford was appointed as President, Secretary and Treasurer.

On September 22, 2006, Albert E. Hickman, Gary Bishop, Nils Rodeblad, Michael J. Mugford and Edward P. Noonan were appointed to our board of directors and Terence Mugford resigned his positions as officer and director of our company.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of December 31, 2006, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Albert E. Hickman	President, Chief Executive Officer, Chairman and Director	65	September 22, 2006
Gary Bishop	Chief Financial Officer and Director	46	September 22, 2006
Nils Rodeblad	Director	61	September 22, 2006
Michael J. Mugford	Director	39	September 22, 2006
Edward P. Noonan	Director	65	September 22, 2006

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Albert E. Hickman, President, Chief Executive Officer, Chairman and Director

Mr. Hickman was appointed President, Chief Executive Officer, Chairman and Director on September 22, 2006.

Mr. Hickman just retired from the Board of Directors of Canadian Imperial Bank of Commerce, where he served as Director for 16 years. Mr. Hickman has also served as Director of Fishery Products International (as Lead Director), Newtel Enterprises, and Aliant Inc. Also, he has served on many national committees and advisory boards associated with the automotive industry.

Gary Bishop, Chief Financial Officer and Director

Mr. Bishop was appointed Chief Financial Officer and Director on September 22, 2006.

Mr. Bishop is presently Vice-President, Finance and Chief Financial Officer with the Hickman Group of Companies. Mr. Bishop is a Chartered Accountant and graduated from Memorial University of Newfoundland with a Bachelor of Commerce degree and a Masters of Business Administration degree. Mr. Bishop has served on the Board of Directors for a number of private corporations as well as Chairman of the Board of The Credit Bureau of St. John’s Limited.

Nils Rodeblad, Director

Mr. Rodeblad was appointed a Director on September 22, 2006.

Mr. Rodeblad has acted as the owner and operator of N.B.R. Consulting LTD in St. John’s, Newfoundland and Labrador for the past 25 years. He has significant consulting experiences worldwide, including over 15 years of full-time consulting work for Hickman Group of Companies, as well as consulting work for various transportation companies in Sweden.

Michael J. Mugford, Director

Mr. Mugford was appointed a Director on September 22, 2006.

Mr. Michael Mugford has several years of sales experience with Xerox Corporation, and has held several executive positions with publicly traded companies in the past. In 2003, Mr. Mugford founded MJM Enterprises Inc., a multimillion dollar international business practice, where he currently serves as a Director.

Edward P. Noonan, Director

Mr. Noonan was appointed a Director on September 22, 2006.

Mr. Noonan is currently a partner of Noonan, Oakley Barristers and Solicitors, located in St. John's, Newfoundland and Labrador.  Mr. Noonan was admitted to the Law Society of Newfoundland in 1970, and was appointed Queen's Counsel in 1993.  Mr. Noonan currently sits as Director of the St. John's Port Authority.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time Albert Hickman was a Director and Officer of Hickman Equipment (1985) Ltd which was petitioned into Bankruptcy on March 13, 2002, Gary Bishop was an Officer at that time

2.             any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.             being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.             being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any significant revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that Form 5 was not required for those persons, we believe that, during the fiscal year ended September 30, 2006, all filing requirements applicable to our owners as well as our officers and directors.

Item 10. Executive Compensation.

The following table summarizes the compensation of key executives for the period from inception (February 17, 2004) to September 30, 2006. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation

Albert E. Hickman President, Chief Executive Officer, Chairman and Director(2)	2006 2005 2004	$Nil N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Gary Bishop Chief Financial Officer and Director(3)	2006 2005 2004	$Nil N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Terence Mugford Former President, Secretary, Treasurer and Director(4)	2006 2005 2004	$15,000 N/A N/A	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Andrei Krioukov Former President, Chief Executive Officer and Director(5)	2006 2005 2004	$Nil $Nil $Nil	N/A N/A N/A	N/A $1,200 $3,300	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Alexei Jirniaguine Former Secretary, Treasurer and Director(5	2006 2005 2004	$Nil $Nil $Nil	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

(1)            The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)            Albert E. Hickman was appointed president, chief executive officer, chairman and director on September 22, 2006.

(3)            Gary Bishop was appointed chief financial officer and director on September 22, 2006.

(4)            Terence Mugford was appointed a director on March 20, 2006 and President, Secretary and Treasurer on May 23, 2006. Mr. Mugford resigned as a director and officer on September 22, 2006.

(5)            Andrei Krioukov was appointed our President, Chief Executive Officer and Director on February 17, 2004. Mr. Krioukov resigned as a director and officer on May 23, 2006.

(6)            Alexi Jirniaguine was appointed our Secretary, Treasurer and Director on February 17, 2004. Mr. Krioukov resigned as a director and officer on May 11, 2006.

Stock Options and Stock Appreciation Rights

During the period from inception (February 17, 2004) to September 30, 2006, we did not grant any stock options to our executive officers.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director’s fees or other cash compensation for services rendered as a director in the year ended September 30, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have no employment contracts with any of our directors or officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of December 31, 2006,

- by each person who is known by us to beneficially own more than 5% of our shares of common stock;

- by each of our officers and directors; and

- by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Albert E. Hickman 85 Rennie’s Mill Road, St. John’s, Newfoundland, Canada, A1C 3P9	Common Shares	Nil	N/A
Gary Bishop 5 Lamanch Place, St. John’s, Newfoundland, Canada, A1E 4P6	Common Shares	Nil	N/A
Nils Rodeblad 13 Cedarhurst Place, St. John’s Newfoundland, Canada, AIG 1T8	Common Shares	Nil	N/A
Michael J. Mugford I5365 Brookside Avenue, West Vancouver, British Columbia, Canada, V7W 1N2	Common Shares	Nil	N/A
Edward P. Noonan 381 Pine Line, Torbay, Newfoundland, Canada, A1K 1A2	Common Shares	Nil	N/A
Alexei Jirniaguine 219 E 12th Avenue Vancouver, BC V5T 2H1	Common Shares	12,500,000	30.49%

Andrei Krioukov 400 – 318 Homer Street Vancouver, BC V6B 2V2	Common Shares	12,500,000	30.49%
All Officers and Directors As a Group (5 persons)	Common Shares	Nil	N/A

(1)           Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 15, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 41,000,000 shares of common stock outstanding on December 31, 2006.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, 5% beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

The promoters of our company are our directors and officers.

Item 13. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
(10)	Material Contracts
10.1	Asset Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).
(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
31.2	Section 302 Certification (filed herewith).

(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).
32.2	Section 906 Certification (filed herewith).

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Manning Elliott LLP, Chartered Accountants for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $9,300 for the fiscal year ended September 30, 2006 and $7,530 for the fiscal year ended September 30, 2005. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal year ended September 30, 2006 and from inception to September 30, 2005, the aggregate fees billed for audit and related services by Manning Elliott LLP which are not reported under the caption “Audit Fees” above, was $Nil and $Nil respectively.

Tax Fees

For the fiscal years ended September 30, 2006 and from inception to September 30, 2005, the aggregate fees billed for other non-audit professional services or preparation of corporate tax returns Manning by Elliott LLP was $900 and $Nil respectively.

We do not use Manning Elliott LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Manning Elliott LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of entire Board of Directors); or
•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Manning Elliott LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Manning Elliott LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CONTROL CORP.

By:	/s/ Albert E. Hickman

Albert E. Hickman

President, Chief Executive Officer,

Chairman and Director

(Principal Executive Officer)

Date: January 16, 2007

By:	/s/ Gary Bishop

Gary Bishop

Chief Financial Officer and Director

(Principal Financial Officer and Principal

Accounting Officer)

Date: January 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert E. Hickman	President, Chief Executive Officer, Chairman and Director	January 16, 2007
Albert E. Hickman

/s/ Gary Bishop	Chief Financial Officer and Director	January 16, 2007
Gary Bishop

/s/ Michael J. Mugford	Director	January 16, 2007
Michael J. Mugford