Form 10-Q
period 2006-12-31
ENVIRONMENTAL CONTROL CORP.
filed 2007-02-15
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

604.669.3532
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   41,000,000 common shares issued and outstanding as of February 14, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X	]	No ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Environmental Control Corp.

(A Development Stage Company)

(Expressed in US dollars)

December 31, 2006

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Environmental Control Corp.

(A Development Stage Company)

(Expressed in US dollars)

December 31, 2006

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Environmental Control Corp.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	December 31, 2006 $ (unaudited)	September 30, 2006 $

ASSETS

Current Assets

Cash	200,351	280,658
Amounts receivable	7,472	707
Prepaid expenses	–	4,140

Total Assets	207,823	285,505

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	23,182	4,215
Accrued liabilities	9,343	6,787
Due to related parties (Note 3(c))	5,000	5,000
Current liabilities of discontinued operations (Notes 3(a), 3(b) and 5)	5,637	5,637

Total Liabilities	43,162	21,639

Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Equity

Common Stock, 200,000,000 shares authorized, $0.001 par value; 41,000,000 shares issued and outstanding	41,000	41,000

Additional Paid-in Capital	526,856	526,856

Common Stock Subscribed (Note 4(b))	29,375	29,375

Donated Capital	25,000	25,000

Deficit Accumulated During the Development Stage	(457,570)	(358,365)

Total Stockholders’ Equity	164,661	263,866

Total Liabilities and Stockholders’ Equity	207,823	285,505

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated from
	February 17, 2004	For the Three	For the Three
	(Date of Inception) to	Months Ended	Months Ended
	December 31,	December 31,	December 31,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses

Management services	216,561	21,243	–
Office and rent (Note 3(d)	110,617	37,183	794
Professional fees	62,524	5,441	2,500
Research and development	35,684	33,050	–
Transfer agent and filing fees	7,429	2,288	25

Total Expenses	432,815	99,205	3,319

Net Loss from Continuing Operations	(432,815)	(99,205)	(3,319)

Loss from discontinued operations (Note 5)	(24,755)	–	(2,250)

Net Loss for the Period	(457,570)	(99,205)	(5,569)

Net Loss Per Share
Continuing Operations – Basic and Diluted		–	–
Discontinued Operations – Basic and Diluted		–	–

Weighted Average Shares Outstanding		41,000,000	37,500,000

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2006	2005
	$	$
Operating Activities

Net loss for the period	(99,205)	(5,569)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	–	3,000

Changes in operating assets and liabilities:
Amounts receivable	(6,765)	–
Prepaid expenses	4,140	–
Accounts payable and accrued liabilities	21,523	1,325
Due to related party	–	300

Net Cash Used In Operating Activities	(80,307)	(944)

Decrease in Cash	(80,307)	(944)

Cash - Beginning of Period	280,658	1,507

Cash - End of Period	200,351	563

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(Unaudited)

1.	Nature of Business and Continuance of Operations

On March 20, 2006, Environmental Control Corp. (“Environmental Control”), a company incorporated in the State of Nevada on February 17, 2004, entered into an Asset Acquisition Agreement (the “Agreement”) to acquire the principal assets of Environmental Control Corp., a private Canadian company involved in the development of emission control devices for small spark ignition combustion engines. Effective April 13, 2006, pursuant to the Agreement, the Company changed its name from Boss Minerals, Inc. to Environmental Control Corp. The Company is in the development stage as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” As at December 31, 2006, the Agreement has not yet closed.

These financial statements have been prepared on a going concern basis. As at December 31, 2006, the Company has working capital of $164,661, has incurred losses totalling $457,570 since inception, and has not generated revenues from operations. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Based on the above factors, there is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

See Note 4 for details of a proposed asset acquisition and financing.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company's fiscal year-end is September 30.

b)	Interim Financial Statements

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

c)	Use of Estimates

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

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Financial Instruments

The fair values of cash, amounts receivable, accounts payable, accrued liabilities and due to related parties approximate their carrying values because of the short-term maturity of these instruments.

Environmental Control Corp.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company had not issued any stock options and had no unvested share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or net loss per share as a result of adopting SFAS No. 123R.

j)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Outstanding warrants for the three months ended December 31, 2006 (5,187,500) have been excluded from the above calculations as they would be anti-dilutive.

Environmental Control Corp.

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

In June 2006, the FASB issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

3.	Related Party Transactions
a)

As at December 31, 2006, the Company owed $1,200 (September 30, 2006 - $1,200) to a private company controlled by the former President of the Company for professional fees. This amount is unsecured, non-interest bearing, and due on demand.

b)

As at December 31, 2006, the Company owes its former President $4,400 (September 30, 2006 - $4,400) and a former director $37 (September 30, 2006 - $37), for cash advances. These amounts due are unsecured, non-interest bearing, and due on demand.

c)

As at December 31, 2006, the Company owes a company controlled by a director of the Company $5,000 (September 30, 2006 - $5,000) for payment of legal expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

d)

The former President of the Company provided management services and office premises to the Company. The services were valued at $750 per month and the office premises were valued at $250 per month. During the three month period ended December 31, 2005 donated services of $2,250 and donated rent of $750 were charged to operations

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(Unaudited)

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

On April 13, 2006, pursuant to the Agreement, the Company changed its name from Boss Minerals, Inc. to Environmental Control Corp. and completed a 5:1 stock split. All share amounts have been retroactively adjusted for all prior periods presented.

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

b)

On July 28, 2006, the Company committed to issue 62,500 shares of restricted common stock and issued 187,500 share purchase warrants to purchase one additional share of restricted common stock at $0.61 per share, to an employee of the Company for consulting services rendered. The employee will be issued a further 62,500 shares of restricted common stock and 187,500 share purchase warrants, each on July 28, 2007, 2008, and 2009. The fair value of the restricted common stock of $29,375 has been recorded as common stock subscribed. The fair value of share purchase warrants issued was determined to be $107,756 using the Black-Scholes pricing model and recorded in fiscal 2006.

6.	Discontinued Operations

In March 2006, the Company entered into an Asset Acquisition Agreement to acquire the principal assets of ECC, a private Canadian company involved in the development of emission control devices for small spark ignition combustion engines. The agreement has not closed yet, but the company has changed its name and is now pursuing this line of business. Accordingly, discontinued operations consist of the Company’s former business of mineral property acquisition and exploration.

The results of discontinued operations are summarized as follows:

	Accumulated From February 17, 2004 (Date of Inception) to December 31,	For the Three Months Ended December 31,	For the Three Months Ended December 31,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses	24,755	–	2,250

Net Operating Loss	(24,755)	–	(2,250)

Loss From Discontinued Operations	(24,755)	–	(2,250)

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(Unaudited)

6.	Discontinued Operations (continued)

Assets and liabilities to be disposed of comprise the following:

	December 31,	September 30,
	2006	2006
	$	$

Due to related parties	5,637	5,637

Total Liabilities	5,637	5,637

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

General Overview

Our plan for the twelve months following the date of this report is to complete the acquisition of the principal assets of Environmental Control Corp (“ECC”), a private federally incorporated Canadian company. Concurrently, ECC will continue durability testing in accordance with US and Canadian regulations. Upon completion of the series of these tests, ECC intends to establish sales and liscensing agreements with small engine manufacturers worldwide. ECC will continue marketing activities on an international scale.

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

ECC’s catalytic muffler technology is registered for two patents in the United States under the titles of “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler”. ECC holds one patent in Canada under the title “Combined Catalytic Muffler” and has one pending patent in Canada under the title “Reverse Flow Catalytic Muffler”. ECC also has one pending patent in Europe under the title of “Reverse Flow Catalytic Muffler”. The filing numbers are located below:

U.S.A.	6,622,482
7,018,590
Canada	2,448,742
2,448,648
Europe	02742591.7

ECC expects approval of pending patents by the Canadian Patent Office within the next 6 months and approval of pending patents by the European Patent Office within the next 12 months.

According to ECC, numerous tests, including tests at Bombardier Inc. in Quebec, Canada; Environment Canada's Emissions Research and Measurement Division in Ontario, Canada and Carnot Emission Services in San Antonio, Texas have proven this technology to be extremely effective in the reduction of harmful emissions.

ECC currently targets small spark-ignition engines, including personal transportation devices, off road recreational vehicles, personal watercrafts, water pumps and in particular the lawn and garden industry. Included under the lawn and garden segment are: walk behind rotary mowers, rear engine riding mowers, front engine lawn tractors, riding garden tractors, walk-behind rotary tillers, snow throwers, commercial turf intermediate walk-behind rotary mowers, commercial turf riding rotary mowers, gasoline powered chainsaws, gasoline powered hand-held blowers, gasoline powered backpack blowers, gasoline powered trimmers/brushcutters and gasoline powered hedge trimmers. ECC is currently focused on the North American market and is targeting Original Engine Manufacturers (OEM’s). The aftermarket parts segment represents a secondary market.

Plan of Operation and Cash Requirements

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

Results of Operations for the three months ending December 31, 2006 compared to the three months ending December 31, 2005

We did not earn any revenues during the three month period ending December 31, 2006. During the period ended December 31, 2006, we incurred operating expenses in the amount of $99,205, compared to operating expenses of $5,569 incurred during the same period in fiscal 2005. These operating expenses were comprised of management services of $21,243 (2005: $Nil), office and rent of $37,183 (2005: $794), professional fees of $5,441 (2005: $2,500) and transfer agent and filing fees of $2,288 (2005: $25). The increase in operating expenses during the three months ended December 31, 2006, compared to the same period in fiscal 2005, was due to the increase in professional fees, management fees, and office costs related to the proposed acquisition of ECC. Increased expenditures involved business development, research and development and marketing activities.

In the next twelve months we anticipate spending $30,000 on research and development, $25,000 on professional fees and $150,000 on administrative expenses. Our cash on hand at December 31, 2006 was $200,351. If necessary, we plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

Liquidity and Capital Resources

As at December 31, 2006, the Company had $207,823 in current assets, including $200,351 in cash, and $7,472 in amounts receivable and had a working capital of $164,661 compared to current assets of $285,505 and a working capital of $263,866 as at September 30, 2006.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

RISKS RELATED TO OUR PROPOSED BUSINESS

If ECC is not able to devote adequate resources to product development and commercialization, ECC may not be able to develop its products.

ECC’s business strategy is to develop, manufacture and market its catalytic muffler. ECC believes that its revenue growth and profitability, if any, will substantially depend upon its ability to:

•	raise additional needed capital for further research and development;
•	complete its development of its catalytic muffler; and
•	successfully introduce and commercialize its catalytic muffler.

Because ECC has limited resources to devote to product development and commercialization, any delay in the development of its catalytic muffler or reallocation of resources to development efforts that prove unsuccessful may delay or jeopardize the development of its company. Although ECC’s management believes that it will be able to finance the continued development of its catalytic muffler through private placements and other capital sources, if they are unsuccessful in bringing its catalytic muffler to market, ECC’s ability to generate revenues will be adversely affected.

The commercial viability of ECC’s catalytic muffler remains largely unproven and we may not be able to attract customers.

The commercial viability of ECC’s catalytic muffler is not known at this time. If commercial opportunities are not realized from the sale and use of its catalytic muffler ECC’s ability to generate revenue would be adversely affected. There can be no assurances that ECC will be successful in marketing the catalytic muffler, or that customers will ultimately purchase ECC’s products. Failure to have commercial success from the sale of the catalytic muffler will significantly and negatively impact its financial condition.

If ECC’s catalytic muffler does not gain market acceptance, it is unlikely that ECC will become profitable.

The commercial success of ECC’s catalytic muffler will depend upon the adoption of its product by manufacturers and consumers as an approach to reduce small engine emissions. Market acceptance will depend on many factors, including:

•	the willingness and ability of consumers and industry partners to adopt new technologies;
•	the willingness of governments to mandate reduction of emissions from small engine machines;
•	ECC’s ability to convince potential industry partners and consumers that our technologies are an attractive alternative to other technologies for reduction of emissions from small engine machines;
•	ECC’s ability to manufacture products and provide services in sufficient quantities with acceptable quality and at an acceptable cost; and
•	ECC’s ability to place and service sufficient quantities of our products.

If ECC’s catalytic muffler does not achieve a significant level of market acceptance, demand for the catalytic muffler will not develop as expected and it is unlikely that ECC will become profitable.

The manufacture, use or sale of ECC’s current and proposed products may infringe on the patent rights of others, and ECC may be forced to litigate if an intellectual property dispute arises.

If ECC infringes or are alleged to have infringed another party’s patent rights, ECC may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. ECC may not have sufficient resources to bring these actions to a successful conclusion. In addition, if ECC does not obtain a license, does not successfully defend an infringement action or is unable to have infringed patents declared invalid, ECC may:

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

ECC may face costly intellectual property disputes.

ECC’s ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technologies and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. ECC’s pending patent applications may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we have received for ECC’s catalytic muffler and which it may receive, may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. ECC also relys on trade secrets, technical know-how and continuing invention to develop and maintain its competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to ECC’s trade secrets.

We have had negative cash flows from operations. Our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

Our company has had negative cash flows from operations and we may continue to have negative cash flows even if the ECC transaction is completed. We have estimated that we will require approximately $205,000 to carry out our business plan for the twelve months ending December 31, 2007. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Since inception through December 31, 2006, we have incurred aggregate net losses of $457,570 and we had working capital of $164,661 as of December 31, 2006. There is no assurance that we will ever operate profitably or will ever generate positive cash flow in the future.

If we fail to complete the agreement with ECC our business will fail.

If we are unable to complete on the agreement with ECC, our business will fail as we do not have a viable alternative business to readily pursue. The inability to complete on the agreement would have a material adverse effect on our business and our financial condition.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

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

Date: February 15, 2007

By:	/s/ Gary Bishop

Gary Bishop

Chief Financial Officer and Director

(Principal Financial Officer and Principal

Accounting Officer)

Date: February 15, 2007