Form 10QSB
period 2007-03-31
ENVIRONMENTAL CONTROL CORP.
filed 2007-06-01
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

September 30
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   38,562,500 common shares issued and outstanding as of May 1, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

These financial statements have been prepared by Environmental Control Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2007, and our results of operations, stockholders’ deficit, and our cash flows for the three month period ended March 31, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

Environmental Control Corp.

(A Development Stage Company)

March 31, 2007

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Statement of Stockholders’ Equity	F–4

Notes to the Financial Statements	F–5

Environmental Control Corp.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian Dollars)

(Unaudited)

	March 31, 2007 $	December 31, 2006 $

ASSETS

Current Assets

Cash	95,318	1,191
Amounts receivable	4,402	1,277

Total Current Assets	99,720	2,468

Property and Equipment (Note 3)	14,838	15,910

Total Assets	114,558	18,378

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	19,876	106,200
Accrued liabilities	60,768	56,125
Due to related parties (Note 5)	7,686	213,085

Total Current Liabilities	88,330	375,410

Convertible Debentures, net of discount of $303,051 (Note 6)	14,328	–

Total Liabilities	102,658	375,410

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Equity (Deficit)

Common Stock, 200,000,000 shares authorized, US$0.001 par value; 38,562,500 shares issued and outstanding	44,752	1,000

Additional Paid-In Capital	389,910	–

Share Subscriptions Receivable	–	(1,000)

Deficit Accumulated During the Development Stage	(422,762)	(357,032)

Total Stockholders’ Equity (Deficit)	11,900	(357,032)

Total Liabilities and Stockholders’ Equity (Deficit)	114,558	18,378

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian Dollars)

(Unaudited)

	Accumulated from
	March 26, 1999	For the Three	For the Three
	(Date of Inception) to	Months Ended	Months Ended
	March 31,	March 31,	March 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	1,072	1,072	–
Foreign exchange gain	(1,515)	(1,515)	–
General and administrative	405,968	48,936	52

Total Operating Expenses	405,525	48,493	52

Loss From Operations	(405,525)	(48,493)	(52)

Other Expenses

Accretion of discount on convertible debentures	(14,328)	(14,328)	–
Interest expense	(2,909)	(2,909)	–

Total Other Expenses	(17,237)	(17,237)	–

Net Loss for the Period	(422,762)	(65,730)	(52)

Net Loss Per Share – Basic and Diluted		-	–

Weighted Average Shares Outstanding		38,513,000	38,500,000

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian Dollars)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2007	2006
	$	$
Operating Activities

Net loss for the period	(65,730)	(52)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	14,328	–
Depreciation	1,072	–

Changes in operating assets and liabilities:
Amounts receivable	(2,305)	–
Accounts payable and accrued liabilities	(27,582)	–
Due to related parties	(4,021)

Net Cash Used In Operating Activities	(84,238)	(52)

Investing Activities

Net cash acquired on business acquisition	178,365	–

Net Cash Provided by Investing Activities	178,365	–

Financing Activities

Advances from related party	–	2,300

Net Cash Provided by Financing Activities	–	2,300

Increase in Cash	94,127	2,248

Cash - Beginning of Period	1,191	1,016

Cash - End of Period	95,318	3,264

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

From March 6, 1999 (Date of Inception) to March 31, 2007

(Expressed in Canadian Dollars)

(Unaudited)

					Accumulated
			Additional	Share	During the
	Common		Paid-in	Subscriptions	Development
	Stock	Amount	Capital	Receivable	Stage	Total
	#	$	$	$	$	$

Issuance of shares	1,000	1,000	–	(1,000)	–	–

Net loss for the period	–	–	–	–	(24,621)	(24,621)

Balance – December 31, 1999	1,000	1,000	–	(1,000)	(24,621)	(24,621)

Net loss for the year	–	–	–	–	(22,836)	(22,836)

Balance – December 31, 2000	1,000	1,000	–	(1,000)	(47,457)	(47,457)

Net loss for the year	–	–	–	–	(56,302)	(56,302)

Balance – December 31, 2001	1,000	1,000	–	(1,000)	(103,759)	(103,759)

Net loss for the year	–	–	–	–	(20,257)	(20,257)

Balance – December 31, 2002	1,000	1,000	–	(1,000)	(124,016)	(124,016)

Net loss for the year	–	–	–	–	(14,264)	(14,264)

Balance – December 31, 2003	1,000	1,000	–	(1,000)	(138,280)	(138,280)

Net loss for the year	–	–	–	–	(52,369)	(52,369)

Balance – December 31, 2004	1,000	1,000	–	(1,000)	(190,649)	(190,649)

Net loss for the year	–	–	–	–	(54,694)	(54,694)

Balance – December 31, 2005	1,000	1,000	–	(1,000)	(245,343)	(245,343)

Shares issued for no consideration	1,220	–	–	–	–	–

Net loss for the year	–	–	–	–	(111,689)	(111,689)

Balance – December 31, 2006	2,220	1,000	–	(1,000)	(357,032)	(357,032)

February 26, 2007 - Recapitalization Transactions (Note 4)

Shares acquired by legal parent	(2,220)	(1,000)	–	1,000	–	–
Shares of Environmental Control Corp.	41,062,500	47,645	(47,645)	-	–	-
Net assets assumed in reverse merger	-	-	117,283	-	-	117,283
Shares issued to shareholders of Environmental Control Corp. (private company) to effect the reverse merger	22,500,000	26,107	(26,107)	–	–	–

Return and cancellation of shares	(25,000,000)	(29,000)	29,000	–	–	–

Intrinsic value of beneficial conversion feature of convertible debentures	–	–	317,379	–	–	317,379

Net loss for the period	–	–	–	–	(65,730)	(65,730)

Balance – March 31, 2007	38,562,500	44,752	389,910	–	(422,762)	11,900

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in Canadian Dollars)

(Unaudited)

1.	Nature of Business and Continuance of Operations

Environmental Control Corp, ( “Environmental”) was incorporated in the State of Nevada on February 17, 2004 under the name Boss Mineral, Inc. and, effective April 13, 2006, changed its name to Environmental Control Corp. Environmental’s initial operations included the acquisition and exploration of mineral resources. Management changed its primary business to that of development of emission control devices for small spark ignition combustion engines.

On March 20, 2006, Environmental entered into an Asset Acquisition Agreement (the “Agreement”) to acquire the principal assets of Environmental Control Corp. (“ECC”), a private Canadian based company. Environmental is in the development stage as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” Effective February 26, 2007, the acquisition of the assets of ECC was completed through the issuance of 22,500,000 shares of common stock.

Prior to the acquisition of ECC, Environmental was a non-operating shell company. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of SFAS No. 141 “Business Combinations”. Under recapitalization accounting, ECC is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Environmental. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of Environmental since the effective date of the recapitalization (February 26, 2007) and the historical accounts of the business of ECC since inception (collectively, the “Company”). Refer to Note 4.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company is dependent upon the ability of the Company to obtain necessary equity/debt financing and/or generate revenue and attain profitable operations. As at March 31, 2007, the Company has working capital of $11,390, has incurred losses totalling $422,762 since inception, and has not generated revenues from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $50,000 for research and development activities, and approximately $200,000 for other operational costs. The Company had $95,318 cash on hand at March 31, 2007. The Company currently has no significant revenues and must rely on the sale of equity securities to fund operations. The Company will require additional funding from the sale of equity or debt financing to meet future estimated expenditures over the next twelve months. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation and Change in Fiscal Year

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. On February 26, 2007, in connection with the closing of the Asset Acquisition Agreement, the Company changed its fiscal year end from September 30 to December 31, to coincide with the fiscal year of ECC.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2007 and December 31, 2006, and the results of its operations and consolidated cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in Canadian Dollars)

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Financial Instruments

The fair values of cash, amounts receivable, accounts payable, accrued liabilities, and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

g)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)	Foreign Currency Translation

Effective on the closing of the Asset Acquisition Agreement on February 26, 2007, the Company's functional and reporting currency changed to the Canadian dollar. Occasional transactions may occur in United States dollars and management has adopted SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in United States currency are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in United States currency are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in United States dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in Canadian Dollars)

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

i)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

j)	Property and Equipment

Property and equipment consists of office furniture and computer equipment which are recorded at cost. Office furniture is amortized on a declining-balance basis at 20% per annum and computer equipment is amortized on a declining-balance basis at 30% per annum.

k)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

l)	Research and Development Costs

Research costs are expensed in the period in which they are incurred. Development costs are also expensed unless they meet the criteria for deferral. When development costs meet the criteria for deferral, the development costs are deferred to the extent their recoverability can be reasonably assured. Deferred development costs represent the cost of developing specific products and are amortized on a straight line basis over the expected commercial life of the product.

m)	Income Taxes

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

n)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in Canadian Dollars)

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

(n)	Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in Canadian Dollars)

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

(n)	Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's financial statements.

3.	Property and Equipment

	March 31, 2007			December 31, 2006
	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$

Computer equipment	13,000	2,779	10,221	11,050
Office furniture	5,400	783	4,617	4,860

	18,400	3,562	14,838	15,910

4.	Acquisition of Environmental Control Corp.

On March 20, 2006, Environmental entered into an Agreement to acquire the principal assets of ECC, a private Canadian based company involved in the development of emission control devices for small spark ignition combustion engines. Effective February 26, 2007, the acquisition of the assets of ECC was completed through the issuance of 22,500,000 shares of common stock.

Prior to the acquisition of ECC, Environmental was a non-operating shell company. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of SFAS No. 141 “Business Combinations”. The acquisition has been accounted for as a continuation of the ECC business in accordance with EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”. Under recapitalization accounting, ECC is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Environmental. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of Environmental since the effective date of the recapitalization (February 26, 2007) and the historical accounts of the business of ECC since inception.

5.	Related Party Transactions

As at March 31, 2007, the Company owes a company controlled by a director of the Company $7,686 (December 31, 2006 - $213,085) for payment of expenses on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in Canadian Dollars)

(Unaudited)

6.	Convertible Debentures

On February 26, 2007, the Company issued two unsecured convertible debentures with an aggregate principal amount of $317,379, bearing interest at 10% per annum, and due on maturity on February 28, 2009. The convertible debentures are convertible into the Company’s common shares at a conversion rate of $0.10 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $317,379 as additional paid-in capital. The Company will record accretion expense over the term of the convertible debentures of $317,379 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible debentures will be accreted to the face value of $317,379 to maturity. To March 31, 2007, $14,328 has been accreted increasing the carrying value of the convertible debentures to $14,328.

7.	Common Stock
a)	On February 26, 2007, the Company issued 22,500,000 shares of common stock upon the closing of the Asset Acquisition Agreement described in Note 4.
b)	On February 26, 2007, two former directors of the Company returned 25,000,000 shares of common stock to the Company for cancellation for no consideration.

8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2006	5,187,500	US$0.50

Issued	—	—

Balance – March 31, 2007	5,187,500	US$0.50

As at the March 31, 2007, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

5,000,000	US$0.50	April 8, 2008
187,500	US$0.61	July 28, 2008

5,187,500	US$0.50

9.	Commitments

On July 28, 2006, the Company entered into a contract to an employee of the Company for consulting services to be rendered. The employee is to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2007, 2008, and 2009.

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

Our unaudited financial statements are stated in Canadian Dollars (Cdn$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and “EVCC” mean Environmental Control Corp., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on February 17, 2004 under the name “Boss Minerals, Inc.”. From inception to March 20, 2006, we were an exploration stage company engaged in the exploration of minerals properties.

By an agreement dated March 20, 2006, we agreed to acquire the principal assets of Environmental Control Corporation (“ECC”), a Newfoundland, Canada based company, involved in the development of emission control devices for small spark ignition combustion engines. Effective February 26, 2007, we completed the acquisition of the principal assets of ECC. The asset acquisition is deemed to be a reverse acquisition for accounting purposes. ECC, whose principal assets were acquired, is regarded as the predecessor entity as of February 26, 2007.

Our plan for the twelve months following the date of this report is to continue establishing new relationships with potential clients, and to translate both new and existing relationships into sales for our company. We will also be completing a durability test on a two-stroke engine in accordance with US and Canadian regulations. Upon completion of this test, we intend to partner with engine manufacturers and apply for certification with various regulatory bodies worldwide. We will continue marketing activities on an international scale.

Our catalytic muffler, like any other catalytic muffler, combines a muffler and a catalytic converter into one unit. However, we have used a unique approach to develop this emission control device, making it far more effective in reducing the emissions of spark ignition engines (oxides of nitrogen, carbon monoxide, and hydrocarbons) without compromising on the side of engine performance. This patented and patent pending technology is linearly designed and can be modified to fit virtually any combustion engine.

Our catalytic muffler technology is registered for two patents in the United States under the titles of “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler”. We hold one patent in Canada under the title “Combined Catalytic Muffler” and has one pending patent in Canada under the title “Reverse Flow Catalytic Muffler”. We also have one pending patent in Europe under the title of “Reverse Flow Catalytic Muffler”. The filing numbers are located below:

U.S.A.	6,622,482
7,018,590
Canada	2,448,742
2,448,648
Europe	02742591.7

We expect approval of pending patents by the Canadian Patent Office within the next 3 months and approval of pending patents by the European Patent Office within the next 9 months.

Numerous tests, including tests at Carnot Emission Services in Texas, U.S.A., Bombardier Inc. in Quebec, Canada and Environment Canada's Emissions Research and Measurement Division in Ontario, Canada, have proven this technology to be extremely effective in the reduction of harmful emissions.

We currently target small spark-ignition engines, including personal transportation devices, off road recreational vehicles, personal watercrafts, water pumps and in particular the lawn and garden industry. Included under the lawn and garden segment are: walk behind rotary mowers, rear engine riding mowers, front engine lawn tractors, riding garden tractors, walk-behind rotary tillers, snow throwers, commercial turf intermediate walk-behind rotary mowers, commercial turf riding rotary mowers, gasoline powered chainsaws, gasoline powered hand-held blowers, gasoline powered backpack blowers, gasoline powered trimmers/brushcutters and gasoline powered hedge trimmers. We are currently focused on the North American market and is targeting Original Engine Manufacturers (OEM’s). The aftermarket parts segment represents a secondary market.

Plan of Operation and Cash Requirements

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

Results of Operations for the three months ending March 31, 2007 compared to the three months ending March 31, 2006

We did not earn any revenues during the three month period ending March 31, 2007. During the period ended March 31, 2007, we incurred operating expenses in the amount of $48,493, compared to operating expenses of $52 incurred during the same period in fiscal 2006. These operating expenses were comprised of depreciation of $1,072 (2006: $Nil), foreign exchange of $1,515 (2006: $Nil) and general and administrative of $48,493 (2006: $52). The increase in operating expenses during the three months ended March 31, 2007, compared to the same period in fiscal 2006, was due to the acquisition of ECC.

In the next twelve months we anticipate spending $50,000 on research and development, $50,000 on professional fees and $150,000 on administrative expenses. Our cash on hand at March 31, 2007 was $95,318. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

Liquidity and Capital Resources

As at March 31, 2007, our company had $99,720 in current assets, including $95,318 in cash, and $4,402 in amounts receivable and had working capital of $11,390 compared to current assets of $2,468 and a working capital deficit of $372,942 as at December 31, 2006.

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

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

RISKS RELATED TO OUR PROPOSED BUSINESS

If we are not able to devote adequate resources to product development and commercialization, we may not be able to develop its products.

Our business strategy is to develop, manufacture and market its catalytic muffler. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

•	raise additional needed capital for further research and development;
•	complete its development of its catalytic muffler; and
•	successfully introduce and commercialize its catalytic muffler.

Because we have limited resources to devote to product development and commercialization, any delay in the development of our catalytic muffler or reallocation of resources to development efforts that prove unsuccessful may delay or jeopardize the development of our company. Although management believes that it will be able to finance the continued development of our catalytic muffler through private placements and other capital sources, if they are unsuccessful in bringing our catalytic muffler to market, our company’s ability to generate revenues will be adversely affected.

The commercial viability of our catalytic muffler remains largely unproven and we may not be able to attract customers.

The commercial viability of our catalytic muffler is not known at this time. If commercial opportunities are not realized from the sale and use of our catalytic muffler our ability to generate revenue would be adversely affected. There can be no assurances that we will be successful in marketing the catalytic muffler, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of the catalytic muffler will significantly and negatively impact its financial condition.

If our catalytic muffler does not gain market acceptance, it is unlikely that we will become profitable.

The commercial success of our catalytic muffler will depend upon the adoption of our product by manufacturers and consumers as an approach to reduce small engine emissions. Market acceptance will depend on many factors, including:

•	the willingness and ability of consumers and industry partners to adopt new technologies;
•	the willingness of governments to mandate reduction of emissions from small engine machines;
•	our ability to convince potential industry partners and consumers that our technologies are an attractive alternative to other technologies for reduction of emissions from small engine machines;
•	our ability to manufacture products and provide services in sufficient quantities with acceptable quality and at an acceptable cost; and
•	our ability to place and service sufficient quantities of our products.

If our catalytic muffler does not achieve a significant level of market acceptance, demand for the catalytic muffler will not develop as expected and it is unlikely that we will become profitable.

The manufacture, use or sale of our current and proposed products may infringe on the patent rights of others, and we may be forced to litigate if an intellectual property dispute arises.

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

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

Parties making such claims may be able to obtain injunctive relief that could effectively block our company’s ability to further develop or commercialize our current and proposed product candidates in Canada, the United States and abroad and could result in the award of substantial damages. Defence of any lawsuit or failure to obtain any such license could substantially harm the company. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by our company.

We may face costly intellectual property disputes.

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technologies and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Our pending patent applications may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we have received for our catalytic muffler and which we may receive, may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to those trade secrets.

We have had negative cash flows from operations. Our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

Our company has had negative cash flows from operations and we may continue to have negative cash flows.. We have estimated that we will require approximately $250,000 to carry out our business plan for the twelve months ending March 31, 2008. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Since inception through March 31, 2007, we have incurred aggregate net losses of $422,762 and we had working capital of $11,390 as of March 31, 2007. There is no assurance that we will ever operate profitably or will ever generate positive cash flow in the future.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 29, 2007, we issued 150,000 shares of common stock pursuant to the exercise of share purchase warrants at an exercise price of US$0.50 per share. The shares were issued to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 26, 2007, pursuant to an asset acquisition agreement, we issued 22,500,000 post-split shares of our restricted common stock to ECC. In addition, we issued convertible promissory notes to certain creditors of ECC whereby we are obligated to pay them 10% interest per annum on a total of $317,379 outstanding to them. As well, each creditor has the option to convert a portion or all of the outstanding principal into our post-split common stock at a rate of $0.10 per share.

On February 26, 2007, our company issued 10% convertible debentures for a total of $317,379 to two creditors of ECC pursuant to the asset acquisition agreement to acquire the principal assets of ECC. Each creditor has the option to convert a portion or all of the outstanding principal into our common stock at a rate of $0.10 per share.

The issuance of the convertible debentures and the securities issuable upon conversion of the convertible debentures were made pursuant to the exemption from registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”) provided by Regulation S promulgated thereunder. The creditors were not U.S. persons (as that term is defined in Regulation S).

On July 28, 2006 we committed 62,500 restricted shares to an employee of our company. On March 15, 2007, we issued the 62,500 restricted shares to an employee, as compensation for consulting services rendered. In addition to the shares, we issued 187,500 restricted warrants. Each warrant is exercisable into one common share at an exercise price of US$0.61 per share until July 28, 2008.

We issued all of the 62,500 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

On February 26, 2007, in connection with the closing of the asset acquisition agreement, we changed our fiscal year end to December 31. The asset acquisition is deemed to be a reverse acquisition for accounting purpose. ECC, whose principal assets were acquired, is regarded as the predecessor entity as of February 26, 2007.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
(10)	Material Contracts
10.1	Asset Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).
10.2	10% Convertible Debenture dated February 26, 2007 issued by our company to MJM Enterprises Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).
10.3	10% Convertible Debenture dated February 26, 2007 issued by our company to Hickman Motors Limited (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).
(31)	Section 302 Certifications
31.1*	Section 302 Certification (filed herewith).
31.2*	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1*	Section 906 Certification (filed herewith).
32.2*	Section 906 Certification (filed herewith).

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CONTROL CORP.

By:	/s/ Albert E. Hickman

Albert E. Hickman

President, Chief Executive Officer,

Chairman and Director

(Principal Executive Officer)

Date: May 31, 2007

By:	/s/ Gary Bishop

Gary Bishop

Chief Financial Officer and Director

(Principal Financial Officer and Principal

Accounting Officer)

Date: May 31, 2007