Form 10QSB
period 2007-06-30
ENVIRONMENTAL CONTROL CORP.
filed 2007-08-14
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-120682

ENVIRONMENTAL CONTROL CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 605- 1525 Robson St. Vancouver, BC V6G 1C3
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   39,012,500 common shares issued and outstanding as of August 1, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

These financial statements have been prepared by Environmental Control Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2007, and our results of operations, stockholders’ deficit, and our cash flows for the six month period ended June 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

2

Environmental Control Corp.

(A Development Stage Company)

June 30, 2007

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Statement of Stockholders’ Equity	F–4

Notes to the Financial Statements	F–5

Environmental Control Corp.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian Dollars)

(Unaudited)

	June 30, 2007 $	December 31, 2006 $

ASSETS

Current Assets

Cash	232,055	1,191
Amounts receivable	16,500	1,277
Prepaid expenses	3,418	–

Total Current Assets	251,973	2,468

Property and Equipment (Note 3)	13,841	15,910

Total Assets	265,814	18,378

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	15,529	106,200
Accrued liabilities	73,586	56,125
Due to related party (Note 5)	9,233	213,085

Total Current Liabilities	98,348	375,410

Convertible Debentures, net of discount of $263,542 (Note 6)	53,837	–

Total Liabilities	152,185	375,410

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Equity (Deficit)

Common Stock, 200,000,000 shares authorized, US$0.001 par value; 38,562,500 shares issued and outstanding	44,752	1,000

Additional Paid-In Capital	389,910	–

Common Stock Subscribed (Note 7(a))	240,953

Share Subscriptions Receivable	–	(1,000)

Deficit Accumulated During the Development Stage	(561,986)	(357,032)

Total Stockholders’ Equity (Deficit)	113,629	(357,032)

Total Liabilities and Stockholders’ Equity (Deficit)	265,814	18,378

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian Dollars)

(Unaudited)

	Accumulated from
	March 26, 1999	For the Three	For the Three	For the Six	For the Six
	(Date of Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	2,069	997	622	2,069	622
Foreign exchange loss (gain)	(241)	1,274	–	(241)	–
General and administrative	509,170	103,202	103,088	152,138	103,140

Total Operating Expenses	510,998	105,473	103,710	153,966	103,762

Loss From Operations	(510,998)	(105,473)	(103,710)	(153,966)	(103,762)

Other Income (Expense)

Accretion of discount on convertible debentures	(53,837)	(39,509)	–	(53,837)	–
Interest expense	(12,021)	(9,112)	–	(12,021)	–
Recovery of research and development costs	14,870	14,870	–	14,870	–

Total Other Income (Expense)	(50,988)	(33,751)	–	(50,988)	–

Net Loss for the Period	(561,986)	(139,224)	(103,710)	(204,954)	(103,762)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding		38,563,000	38,513,000	38,538,000	38,500,000

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian Dollars)

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2007	2006
	$	$
Operating Activities

Net loss for the period	(204,954)	(103,762)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	53,837	–
Depreciation	2,069	622

Changes in operating assets and liabilities:
Amounts receivable	(14,403)	–
Prepaid expenses	(3,418)	–
Accounts payable and accrued liabilities	(21,585)	100,425

Net Cash Used In Operating Activities	(188,454)	(2,715)

Investing Activities

Net cash acquired on business acquisition	178,365	–

Net Cash Provided by Investing Activities	178,365	–

Financing Activities

Proceeds from share subscriptions received	240,953	–
Advances from related party	–	2,899

Net Cash Provided by Financing Activities	240,953	2,899

Increase in Cash	230,864	184

Cash - Beginning of Period	1,191	1,016

Cash - End of Period	232,055	1,200

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.

(Formerly Boss Minerals, Inc.)

(A Development Stage Company)

Statements of Stockholder’ Equity (Deficit)

From March 6, 1999 (Date of Inception) to June 30, 2007

(Expressed in Canadian Dollars)

(Unaudited)

					Accumulated
			Additional	Common	During the
	Common		Paid-in	Stock	Development
	Stock	Amount	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$
Issuance of shares	1,000	1,000	–	(1,000)	–	–

Net loss for the period	–	–	–	–	(24,621)	(24,621)

Balance – December 31, 1999	1,000	1,000	–	(1,000)	(24,621)	(24,621)
Net loss for the year	–	–	–	–	(22,836)	(22,836)

Balance – December 31, 2000	1,000	1,000	–	(1,000)	(47,457)	(47,457)
Net loss for the year	–	–	–	–	(56,302)	(56,302)

Balance – December 31, 2001	1,000	1,000	–	(1,000)	(103,759)	(103,759)
Net loss for the year	–	–	–	–	(20,257)	(20,257)

Balance – December 31, 2002	1,000	1,000	–	(1,000)	(124,016)	(124,016)
Net loss for the year	–	–	–	–	(14,264)	(14,264)

Balance – December 31, 2003	1,000	1,000	–	(1,000)	(138,280)	(138,280)
Net loss for the year	–	–	–	–	(52,369)	(52,369)

Balance – December 31, 2004	1,000	1,000	–	(1,000)	(190,649)	(190,649)
Net loss for the year	–	–	–	–	(54,694)	(54,694)

Balance – December 31, 2005	1,000	1,000	–	(1,000)	(245,343)	(245,343)
Shares issued for no consideration	1,220	–	–	–	–	–
Net loss for the year	–	–	–	–	(111,689)	(111,689)

Balance – December 31, 2006	2,220	1,000	–	(1,000)	(357,032)	(357,032)
February 26, 2007 - Recapitalization Transactions (Note 4)
Shares acquired by legal parent	(2,220)	(1,000)	–	1,000	–	–
Shares of Environmental Control Corp.	41,062,500	47,645	(47,645)	–	–	–
Net assets assumed in reverse merger	–	–	117,283	–	–	117,283
Shares issued to shareholders of Environmental Control Corp. (private company) to effect the reverse merger	22,500,000	26,107	(26,107)	–	–	–
Return and cancellation of shares	(25,000,000)	(29,000)	29,000	–	–	–
Intrinsic value of beneficial conversion feature of convertible debentures	–	–	317,379	–	–	317,379

Share subscriptions received	–	–	–	240,953	–	240,953

Net loss for the period	–	–	–	–	(204,954)	(204,954)

Balance – June 30, 2007	38,562,500	44,752	389,910	240,953	(561,986)	113,629

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company is dependent upon the ability of the Company to obtain necessary equity/debt financing and/or generate revenue and attain profitable operations. As at June 30, 2007, the Company has working capital of $153,625, has incurred losses totalling $561,986 since inception, and has not yet generated revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $50,000 for research and development activities, and approximately $200,000 for other operational costs. The Company had $232,055 cash on hand at June 30, 2007. The Company currently has not generated revenues and must rely on the sale of equity securities to fund operations. The Company will require additional funding from the sale of equity or debt financing to meet future estimated expenditures over the next twelve months. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in Canadian Dollars)

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.	Property and Equipment

	June 30, 2007			December 31, 2006
	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$

Computer equipment	13,000	3,545	9,455	11,050
Office furniture	5,400	1,014	4,386	4,860

	18,400	4,599	13,841	15,910

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

As at June 30, 2007, the Company owes a company controlled by a director of the Company $9,233 (December 31, 2006 - $213,085) for payment of expenses on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

6.	Convertible Debentures

On February 26, 2007, the Company issued two unsecured convertible debentures with an aggregate principal amount of $317,379, bearing interest at 10% per annum, and due on maturity on February 28, 2009. The convertible debentures are convertible into the Company’s common shares at a conversion rate of $0.10 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $317,379 as additional paid-in capital. The Company will record accretion expense over the term of the convertible debentures of $317,379 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible debentures as of June 30, 2007 is $53,837 which will be accreted to the face value of $317,379 to maturity.

7.	Common Stock
a)

During the period ended June 30, 2007, the Company received $240,953 (US$225,000) pursuant to the exercise of 450,000 share purchase warrants. As at June 30, 2007, the Company has recorded the amount as common stock subscribed.

b)	On February 26, 2007, the Company issued 22,500,000 shares of common stock upon the closing of the Asset Acquisition Agreement described in Note 4.
c)	On February 26, 2007, two former directors of the Company returned 25,000,000 shares of common stock to the Company for cancellation for no consideration.
8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2006	5,187,500	US$0.50

Exercised	(450,000)	US$0.50

Balance – June 30, 2007	4,737,500	US$0.50

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in Canadian Dollars)

(Unaudited)

8.	Share Purchase Warrants (continued)

As at the June 30, 2007, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

4,550,000	US$0.50	April 8, 2008
187,500	US$0.61	July 28, 2008

4,737,500

9.	Commitments

On July 28, 2006, the Company entered into a contract with an employee of the Company for consulting services to be rendered. The employee is to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2006, 2007, 2008, and 2009.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Our catalytic muffler technology is registered for two patents in the United States under the titles of “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler”. We hold one patent in Canada under the title “Combined Catalytic Muffler” and have one pending patent in Canada under the title “Reverse Flow Catalytic Muffler”. We also have one pending patent in Europe under the title of “Reverse Flow Catalytic Muffler”. The filing numbers are located below:

U.S.A.	6,622,482
7,018,590
Canada	2,448,742
2,448,648
Europe	02742591.7

We expect approval of pending patents by the Canadian Patent Office within the next 3 months and approval of pending patents by the European Patent Office within the next 6 months.

Numerous tests, including tests at Carnot Emission Services in Texas, U.S.A., Bombardier Inc. in Quebec, Canada and Environment Canada's Emissions Research and Measurement Division in Ontario, Canada, have proven this technology to be extremely effective in the reduction of harmful emissions.

We currently target small spark-ignition engines, including personal transportation devices, off road recreational vehicles, personal watercrafts, water pumps and in particular the lawn and garden industry. Included under the lawn and garden segment are: walk behind rotary mowers, rear engine riding mowers, front engine lawn tractors, riding garden tractors, walk-behind rotary tillers, snow throwers, commercial turf intermediate walk-behind rotary mowers, commercial turf riding rotary mowers, gasoline powered chainsaws, gasoline powered hand-held blowers, gasoline powered backpack blowers, gasoline powered trimmers/brushcutters and gasoline powered hedge trimmers. We are currently focused on the North American market and we are targeting Original Engine Manufacturers (OEM’s). The aftermarket parts segment represents a secondary market.

Plan of Operation and Cash Requirements

By an agreement dated March 20, 2006, we agreed to acquire the principal assets of ECC, a Newfoundland, Canada based company, involved in the development of emission control devices for small spark ignition combustion engines. Effective February 26, 2007, we completed the acquisition of the principal assets of ECC. The asset acquisition is deemed to be a reverse acquisition for accounting purposes. ECC, whose principal assets were acquired, is regarded as the predecessor entity as of February 26, 2007. Given the acquisition of ECC and its status as the predecessor entity for accounting purposes, a comparative discussion of the previous period would not assist the reader and so has been omitted.

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

Results of Operations for the six months ending June 30, 2007.

We did not earn any revenues during the six month period ending June 30, 2007. During the period ended June 30, 2007, we incurred operating expenses in the amount of $153,966, compared to operating expenses of $103,762 incurred during the same period in fiscal 2006. These operating expenses were comprised of depreciation of $2,069 (2006: $622), foreign exchange of $(241) (2006: $nil) and general and administrative of $152,138 (2006: $103,140). The increase in operating expenses during the six months ended June 30, 2007, compared to the same period in fiscal 2006, was due to increased wage costs, traveling expenses and research and development costs.

In the next twelve months we anticipate spending $50,000 on research and development, $50,000 on professional fees and $150,000 on administrative expenses. Our cash on hand at June 30, 2007 was $232,055. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

Liquidity and Capital Resources

As at June 30, 2007, our company had $251,973 in current assets, including $232,055 in cash, and $16,500 in amounts receivable and $3,418 in prepaid expenses. As at June 30, 2007 we had working capital of $153,625 compared to current assets of $2,468 and a working capital deficit of $372,942 as at December 31, 2006.

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

Our company has had negative cash flows from operations and we may continue to have negative cash flows.. We have estimated that we will require approximately $250,000 to carry out our business plan for the twelve months ending June 30, 2008. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Since inception through June 30, 2007, we have incurred aggregate net losses of $561,986 and we had working capital of $153,625 as of June 30, 2007. There is no assurance that we will ever operate profitably or will ever generate positive cash flow in the future.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2007, we issued 150,000 shares of common stock pursuant to the exercise of share purchase warrants at an exercise price of US$0.50 per share. The shares were issued to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 30, 2007, we issued 300,000 shares of common stock pursuant to the exercise of share purchase warrants at an exercise price of US$0.50 per share. The shares were issued to two non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
(10)	Material Contracts
10.1	Asset Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).
10.2	10% Convertible Debenture dated February 26, 2007 issued by our company to MJM Enterprises Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).
10.3	10% Convertible Debenture dated February 26, 2007 issued by our company to Hickman Motors Limited (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).
(31)	Section 302 Certifications
31.1*	Section 302 Certification.

31.2*	Section 302 Certification.
(32)	Section 906 Certification
32.1*	Section 906 Certification.
32.2*	Section 906 Certification.

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

Date: August 13, 2007

By:	/s/ Gary Bishop

Gary Bishop

Chief Financial Officer and Director

(Principal Financial Officer and Principal

Accounting Officer)

Date: August 13, 2007