Form 10QSB
period 2007-09-30
ENVIRONMENTAL CONTROL CORP.
filed 2007-11-14
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 333-120682

ENVIRONMENTAL CONTROL CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 605- 1525 Robson St. Vancouver, BC V6G 1C3
(Address of principal executive offices)

604.669.3532
(Issuer's telephone number)

______________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,012,500 common shares issued and outstanding as of November 5, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Environmental Control Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2007, and our results of operations, stockholders’ deficit, and our cash flows for the nine month period ended September 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

Environmental Control Corp.
(A Development Stage Company)

September 30, 2007

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)
(Unaudited)

	September 30,	December 31,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	131,644	1,191
Amounts receivable	15,491	1,277
Prepaid expenses	2,321	–
Total Current Assets	149,456	2,468
Property and Equipment (Note 3)	26,085	15,910
Total Assets	175,541	18,378

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	20,357	106,200
Accrued liabilities	72,556	56,125
Due to related parties (Note 5)	8,880	213,085
Total Current Liabilities	101,793	375,410
Convertible Debentures, net of discount of $223,598 (Note 6)	93,781	–
Total Liabilities	195,574	375,410
Contingencies and Commitments (Notes 1 and 9)
Stockholders’ Deficit
Common Stock, 200,000,000 shares authorized, US$0.001 par value;
39,012,500 shares issued and outstanding	45,202	1,000
Additional Paid-In Capital	778,147	–
Common Stock Subscribed (Note 9)	32,684	–
Share Subscriptions Receivable	–	(1,000)
Deficit Accumulated During the Development Stage	(876,066)	(357,032)
Total Stockholders’ Deficit	(20,033)	(357,032)
Total Liabilities and Stockholders’ Deficit	175,541	18,378

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)

	March 26, 1999	For the Three	For the Three	For the Nine	For the Nine
	(Date of Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Revenue	–	–	–	–	–
Expenses
Depreciation	3,442	1,373	934	3,442	1,556
Foreign exchange gain	9,138	9,379	–	9,138	–
General and administrative	764,443	255,273	31	407,411	103,171
Total Operating Expenses	777,023	266,025	965	419,991	104,727
Loss From Operations	(777,023)	(266,025)	(965)	(419,991)	(104,727)
Other Income (Expense)
Accretion of discount on convertible
debentures	(93,781)	(39,944)	–	(93,781)	–
Interest expense	(20,132)	(8,111)	–	(20,132)	–
Recovery of research and
development costs	14,870	–	–	14,870	–
Total Other Income (Expense)	(99,043)	(48,055)	–	(99,043)	–
Net Loss for the Period	(876,066)	(314,080)	(965)	(519,034)	(104,727)
Net Loss Per Share – Basic and Diluted		(0.01)	–	(0.02)	–
Weighted Average Shares Outstanding		38,866,000	41,000,000	30,610,000	39,795,000

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2007	2006
	$	$
Operating Activities
Net loss for the period	(519,034)	(104,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	93,781	–
Depreciation	3,442	1,556
Stock-based compensation	180,869
Changes in operating assets and liabilities:
Amounts receivable	(13,394)	–
Prepaid expenses	(2,321)	–
Accounts payable and accrued liabilities	(15,313)	100,425
Due to related parties	(2,827)	–
Net Cash Used In Operating Activities	(274,797)	(2,746)
Investing Activities

Purchase of equipment	(13,617)	–
Net cash acquired on business acquisition	178,365	–
Net Cash Provided by Investing Activities	164,748	–
Financing Activities

Proceeds from issuance of shares	240,502	–
Advances from related party	–	2,899
Net Cash Provided by Financing Activities	240,502	2,899
Increase in Cash	130,453	153
Cash - Beginning of Period	1,191	1,016
Cash - End of Period	131,644	1,169

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.
(A Development Stage Company)
Statements of Stockholder’ Equity (Deficit)
From March 6, 1999 (Date of Inception) to June 30, 2007
(Expressed in Canadian Dollars)
(Unaudited)

					Accumulated
			Additional	Common	During the
	Common		Paid-in	Stock	Development
	Stock	Amount	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$
Issuance of shares	1,000	1,000	–	(1,000)	–	–
Net loss for the period	–	–	–	–	(24,621)	(24,621)
Balance – December 31, 1999	1,000	1,000	–	(1,000)	(24,621)	(24,621)
Net loss for the year	–	–	–	–	(22,836)	(22,836)
Balance – December 31, 2000	1,000	1,000	–	(1,000)	(47,457)	(47,457)
Net loss for the year	–	–	–	–	(56,302)	(56,302)
Balance – December 31, 2001	1,000	1,000	–	(1,000)	(103,759)	(103,759)
Net loss for the year	–	–	–	–	(20,257)	(20,257)
Balance – December 31, 2002	1,000	1,000	–	(1,000)	(124,016)	(124,016)
Net loss for the year	–	–	–	–	(14,264)	(14,264)
Balance – December 31, 2003	1,000	1,000	–	(1,000)	(138,280)	(138,280)
Net loss for the year	–	–	–	–	(52,369)	(52,369)
Balance – December 31, 2004	1,000	1,000	–	(1,000)	(190,649)	(190,649)
Net loss for the year	–	–	–	–	(54,694)	(54,694)
Balance – December 31, 2005	1,000	1,000	–	(1,000)	(245,343)	(245,343)
Shares issued for no consideration	1,220	–	–	–	–	–
Net loss for the year	–	–	–	–	(111,689)	(111,689)
Balance – December 31, 2006	2,220	1,000	–	(1,000)	(357,032)	(357,032)
February 26, 2007 - Recapitalization Transactions
(Note 4)
Shares acquired by legal parent	(2,220)	(1,000)	–	1,000	–	–
Shares of Environmental Control Corp.	41,062,500	47,645	(47,645)	–	–	–
Net assets assumed in reverse merger	–	–	117,283	–	–	117,283
Shares issued to shareholders of Environmental
Control Corp. (private company) to effect the
reverse merger	22,500,000	26,107	(26,107)	–	–	–
Return and cancellation of shares	(25,000,000)	(29,000)	29,000	–	–	–
Intrinsic value of beneficial conversion feature of
convertible debentures	–	–	317,379	–	–	317,379
Shares issued pursuant to the exercise of common
stock warrants	450,000	450	240,503	–	–	240,953
Common stock subscribed	–	–	–	32,684	–	32,684
Fair value of common stock warrants issued	–	–	147,734	–	–	147,734
Net loss for the period	–	–	–	–	(519,034)	(519,034)
Balance – September 30, 2007	39,012,500	45,202	778,147	32,684	(876,066)	(20,033)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company is dependent upon the ability of the Company to obtain necessary equity/debt financing and/or generate revenue and attain profitable operations. As at September 30, 2007, the Company has working capital of $47,663, has incurred losses totalling $876,066 since inception, and has not yet generated revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $250,000 for research and development activities, and approximately $250,000 for other operational costs. The Company had $131,644 cash on hand at September 30, 2007. The Company has not generated any revenue and must rely on the sale of debt/equity securities to fund operations. The Company will require additional funding from the sale of equity or debt financing to meet future estimated expenditures over the next twelve months. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive.

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Property and equipment consists of furniture and equipment and computer equipment which are recorded at cost. Furniture and equipment is amortized on a declining-balance basis at 20% per annum and computer equipment is amortized on a declining-balance basis at 30% per annum.

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

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement in fiscal 2007, did not have a material effect on the Company's financial statements.

3.	Property and Equipment

		September 30,		December 31, 2006
		2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Equipment	13,617	227	13,390	–
Computer equipment	13,000	4,436	8,564	11,050
Office furniture	5,400	1,269	4,131	4,860

	32,017	5,932	26,085	15,910

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

As at September 30, 2007, the Company owes a company controlled by a director of the Company $8,880 (December 31, 2006 - $213,085) for payment of expenses on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

6.	Convertible Debentures

On February 26, 2007, the Company issued two unsecured convertible debentures with an aggregate principal amount of $317,379, bearing interest at 10% per annum, and due on maturity on February 28, 2009. The convertible debentures are convertible into the Company’s common shares at a conversion rate of $0.10 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $317,379 as additional paid-in capital. The Company will record accretion expense over the term of the convertible debentures of $317,379 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible debentures will be accreted to the face value of $317,379 to maturity. To September 30, 2007, $93,781 has been accreted increasing the carrying value of the convertible debentures to $93,781.

7.	Common Stock

a)	On July 30, 2007, the Company issued 450,000 shares upon the exercise of 450,000 of common stock warrants for proceeds of $240,953 (US$225,000).

b)	On February 26, 2007, the Company issued 22,500,000 shares of common stock upon the closing of the Asset Acquisition Agreement described in Note 4.

c)	On February 26, 2007, two former directors of the Company returned 25,000,000 shares of common stock to the Company for cancellation for no consideration.

8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance – December 31, 2006	5,187,500	US$0.50

Issued	187,500	US$1.04
Exercised	(450,000)	US$0.50

Balance – September 30, 2007	4,925,000	US$0.52

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

8.	Share Purchase Warrants (continued)

As at the September 30, 2007, the following common share purchase warrants were outstanding:

Exercise
Number of Warrants	Price	Expiry Date

4,550,000	US$0.50	April 8, 2008
187,500	US$0.61	July 28, 2008
187,500	US$1.04	July 28, 2009

4,925,000

9.	Commitments

On July 28, 2006, the Company entered into a contract with an employee of the Company for consulting services to be rendered. The employee is to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2006 (issued), 2007, 2008, and 2009. As at September 30, 2007, the Company had yet to issue 62,500 shares. due on July 28, 2007. The fair value of the 62,500 shares of common stock to be issued is $32,684 and has been recorded as common stock subscribed. The fair value of the share purchase warrants issued was determined to be $147,734 using the Black-Scholes pricing model, using the following weighted average assumptions:

Nine Month Period
Ended
September 30, 2007

Warrant life	2 years
Expected volatility	163%
Expected dividend yield	0%
Risk free interest rate	4.10%
Weighted average fair value per warrant	$0.72

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

Plan of Operation and Cash Requirements

By an agreement dated March 20, 2006, we agreed to acquire the principal assets of ECC, a Newfoundland, Canada based company, involved in the development of emission control devices for small spark ignition combustion engines. Effective February 26, 2007, we completed the acquisition of the principal assets of ECC. The asset acquisition is deemed to be a reverse acquisition for accounting purposes. ECC, whose principal assets were acquired, is regarded as the predecessor entity as of February 26, 2007. Given the acquisition of ECC and its status as the predecessor entity for accounting purposes, the comparative discussion of the previous periods are in regards to the predecessor entity.

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

Results of Operations for the three months ending September 30, 2007 compared to the three months ended September 30, 2007.

We did not earn any revenues during the three month period ending September 30, 2007. During the three month period ended September 30, 2007, we incurred operating expenses in the amount of $266,025, compared to operating expenses of $965 incurred during the same period in fiscal 2006. These operating expenses were comprised of depreciation of $1,373 (2006: $934), foreign exchange of $9,379 (2006: $Nil) and general and administrative of $255,273 (2006: $31). The increase in operating expenses during the three months ended September 30, 2007, compared to the same period in fiscal 2006, was due to increased wage costs and traveling expenses.

Results of Operations for the nine months ending September 30, 2007 compared to the nine months ended September 30, 2007.

We did not earn any revenues during the nine month period ending September 30, 2007. During the nine month period ended September 30, 2007, we incurred operating expenses in the amount of $419,991, compared to operating expenses of $104,727 incurred during the same period in fiscal 2006. These operating expenses were comprised of depreciation of $3,442 (2006: $1,556), foreign exchange of $9,138 (2006: $Nil) and general and administrative of $407,411 (2006: $103,171). The increase in operating expenses during the nine months ended September 30, 2007, compared to the same period in fiscal 2006, was due to increased wage costs and traveling expenses.

In the next twelve months we anticipate spending $250,000 on research and development, $50,000 on professional fees and $200,000 on administrative expenses. Our cash on hand at September 30, 2007 was $131,644. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

Liquidity and Capital Resources

As at September 30, 2007, our company had $149,456 in current assets, including $131,644 in cash, $15,491 in amounts receivable and $2,321 in prepaid expenses. As at September 30, 2007 we had working capital of $47,663.

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

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. We have not issued any stock options since its inception. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

Our business strategy is to develop, manufacture and market its catalytic muffler. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

  raise additional needed capital for further research and development;
  complete its development of its catalytic muffler; and
  successfully introduce and commercialize its catalytic muffler.

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

  incur substantial monetary damages;
  encounter significant delays in marketing our current and proposed product candidates;
  be unable to conduct or participate in the manufacture, use or sale of product candidates or methods of treatment requiring licenses;
  lose patent protection for our inventions and products; or
  find its patents are unenforceable, invalid, or have a reduced scope of protection.

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

Our company has had negative cash flows from operations and we may continue to have negative cash flows.. We have estimated that we will require approximately $500,000 to carry out our business plan for the twelve months ending September 30, 2008. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Since inception through September 30, 2007, we have incurred aggregate net losses of $876,066 and we had working capital of $47,663 as of September 30, 2007. There is no assurance that we will ever operate profitably or will ever generate positive cash flow in the future.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president and chief executive officer) and our principal accounting and financial officer (our chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2007, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2007, we issued 450,000 shares of common stock pursuant to the exercise of share purchase warrants at an exercise price of US$0.50 per share. The shares were issued to three non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

.
Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).

(10)	Material Contracts

10.1	Asset Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).

10.2	10% Convertible Debenture dated February 26, 2007 issued by our company to MJM Enterprises Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).

10.3	10% Convertible Debenture dated February 26, 2007 issued by our company to Hickman Motors Limited (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

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

Date: November 14 , 2007

By:	/s/ Gary Bishop
Gary Bishop
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Date: November 14 , 2007