Form 10KSB
period 2007-12-31
ENVIRONMENTAL CONTROL CORP.
filed 2008-04-15
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________, to _____________

Commission file number 333-120682

ENVIRONMENTAL CONTROL CORP.
(Name of small business issuer in its charter)

Nevada	20-362387
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 605 – 1525 Robson Street, Vancouver, British
Columbia	V6G 1C3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 604.669.3532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
(Check one): Yes [   ]   No [X]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and on-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price, as of a specified date within the past 60 days.

36,435,919 common shares @ $0.21(1) = $7,651,543
(1) Average of bid and ask closing prices on March 17, 2008.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

39,983,085 shares of common stock issued and outstanding as of March 17, 2008.

ii

iii

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us”, “our company”, and “EVCC” mean Environmental Control Corp. a Nevada corporation, unless otherwise indicated and the term “ECC” means Environmental Control Corporation, a private Canadian company with which we have acquired all of their principal assets.

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

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

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

By an agreement dated March 20, 2006, we agreed to acquire the principal assets of Environmental Control Corporation, a Newfoundland, Canada based company, involved in the development of emission control devices for small spark ignition combustion engines. The acquisition completed on February 26, 2007.

Our Current Business

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

In addition, we intend to establish partnerships with one or more governmental organizations with a goal of further developing our catalytic muffler technology. This development would include expanding the current scope of engines tested with EVCC’s technology with a goal of attracting increased attention from prospective engine and equipment manufacturers. If established, this partnership would likely involve designing, building and testing prototypes for both two-stroke and four-stroke engines.

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

We expect approval and registration of pending patents by the Canadian Patent Office within the next 6 months and approval and registration of pending patents by the European Patent Office within the next 6 months.

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

Principal Products

Our principal product is a catalytic muffler, which combines a muffler and a catalytic converter into one unit. We have used a unique approach to develop this emission control device, making it far more effective in reducing the emissions of spark ignition engines (oxides of nitrogen, carbon monoxide, volatile organic compounds and hydrocarbons) without compromising on the side of engine performance. This patented and patent pending technology is linearly designed and can be modified to fit virtually any combustion engine.

Distribution Method of our Products

There are two different methods for the sale of EVCC’s technology: Licensing Agreements and Product Orders. For licensing agreements, it will be the licensee’s responsibility to manufacture and distribute units. For Product Orders, EVCC will outsource all large-scale production requirements, and will collaboratively arrange a cost-effective distribution network with both the manufacturer as well as the purchaser.

Research and Development

We anticipate expending approximately $165,000 during the twelve-month period ending December 31, 2008 on research and development activities, which would include approximately $105,000 on testing programs and $60,000 on prototype manufacturing and engineering.

Sales and Marketing

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

Government Regulation

Our activities and products to date are not subject to any governmental regulations that would have a significant impact on our business. We believe that we are in compliance with all applicable regulations that apply to our business as it is presently conducted. We will continue to have professional units produced for durability testing in accordance with US and Canadian regulations. Upon completion of these tests, we intend to partner with engine manufacturers and license them to use our technology within catalytic mufflers to suit their specific engine requirements.

Laboratory and Scientific Testing

We have performed a number of laboratory and scientific tests on our catalytic muffler in order to gain increased market acceptance by manufacturers and by governmental regulatory bodies. In October, 2002 ECC and Bombardier Inc. assessed the effectiveness of our catalytic muffler when installed on a 4 stroke 644cc 2002 Bombardier production engine. In July, 2006 ECC and the Emissions Research and Measurement Division of Environment Canada entered into a cooperative program to test and evaluate 5 catalytic mufflers, designed and built by ECC. In January, 2007 Carnot Emission Services released a preliminary report detailing the results of durability test it had conducted on a Honda four-stroke engine equipped with our catalytic muffler.

Competition

There are numerous domestic and foreign companies of various sizes who manufacture catalytic converters. Many of these companies have longer operating histories, greater financial, sales, marketing , technological resources and longer established client relationships than we have. However, we are unaware of any companies whose products are able to reach comparable levels of emission reduction on small spark-ignition engines. As a result, we believe that we do not face any direct competition from competitors. Nonetheless, in the future we may face competition as a result of shifts in market share due to technological innovation, changes in product emphasis and applications and new companies entering the market place who may have greater capabilities or better prospects.

Manufacturing and Engineering

Our engineering and product design is led by Glenn Knight, our Chief Scientific Officer and the inventor of our catalytic muffler technology. We intend to contract out the manufacturing of our catalytic muffler to an outside source.

Intellectual Property

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

We expect approval and registration of pending patent by the Canadian Patent Office within the next 6 months and approval and registration of pending patent by the European Patent Office within the next 6 months.

Employees

As of March 17, 2008, we had 2 full-time employees. Depending on the scale of our growth and the development of our business we may hire additional employees in the next twelve months.

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

RISK FACTORS

Our new business operations will be subject to a number of risks and uncertainties, including, but not limited to those set forth below:

RISKS RELATED TO OUR BUSINESS

If we are is not able to devote adequate resources to product development and commercialization, we may not be able to develop its products.

Our business strategy is to develop, manufacture and market our catalytic muffler technology. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

  raise additional needed capital for further research and development;

  complete the development of our catalytic muffler; and

  successfully introduce and commercialize our catalytic muffler.

Because we have limited resources to devote to product development and commercialization, any delay in the development of our catalytic muffler or reallocation of resources to development efforts that prove unsuccessful may delay or jeopardize the development of our company. Although our management believes that we will be able to finance the continued development of its catalytic muffler through private placements and other capital sources, if they are unsuccessful in bringing our catalytic muffler to market, our ability to generate revenues will be adversely affected.

The commercial viability of our catalytic muffler remains largely unproven and we may not be able to attract customers.

The commercial viability of our catalytic muffler is not known at this time. If commercial opportunities are not realized from the sale and use of its catalytic muffler our ability to generate revenue would be adversely affected. There can be no assurances that we will be successful in marketing the catalytic muffler, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of the catalytic muffler will significantly and negatively impact our financial condition.

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

  lose patent protection for our inventions and products; or

  find our patents are unenforceable, invalid, or have a reduced scope of protection.

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

Our ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of our technologies and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Our pending patent applications may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we have received for our catalytic muffler and which we may receive, may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain its competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We have had negative cash flows from operations. Our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

Our company has had negative cash flows from operations. We have estimated that we will require approximately $385,000 to carry out our business plan for the twelve months ending December 31, 2008. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Since inception through December 31, 2007, we have incurred aggregate net losses of $973,129 and we had working capital deficit of $3,715 as of December 31, 2007. There is no assurance that we will ever operate profitably or will ever generate positive cash flow in the future.

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

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations and the Financial Industry Regulatory Authority’s sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

OTHER RISKS

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditors have noted in their reports concerning our financial statements as of December 31, 2007 that we have not generated any revenues and have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See our auditors’ reports on our financial statements elsewhere in this Form 10-KSB.

Item 2. Description of Property.

Our principal executive offices are located at Suite 605 – 1525 Robson Street, Vancouver, British Columbia, Canada and are leased at a cost of $2,000 per month. We do not anticipate that we will require any additional premises in the foreseeable future.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our shares of common stock were initially approved for quotation on the OTCBB under the name “Boss Minerals, Inc.” under the symbol, “BOSM”. On April 18, 2006, we changed our name to “Environmental Control Corp.” and our trading symbol was changed to “EVCC”. The following quotations obtained from Stockwatch reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2005	$n/a	$n/a
March 31, 2006	$n/a	$n/a
June 30, 2006	$1.70	$0.60
September 30, 2006	$1.30	$0.40
December 31, 2006	$1.85	$0.60
March 31, 2007	$7.74	$1.33
June 30, 2007	$2.59	$1.13
September 30, 2007	$1.28	$0.38
December 31, 2007	$0.65	$0.246

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Empire Stock Transfer Inc., 2470 Saint Rose Pkwy, Suite 304, Henderson, Nevada, 89074 (Telephone: 702.818.5898; Facsimile: 702.974.1444) .

On March 17, 2008, the list of stockholders for our shares of common stock showed 30 registered stockholders and 39,983,085 shares of common stock outstanding.

Securities Authorized For Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans.

Dividends

We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our shares of common stock other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

In connection with the acquisition of ECC, on April 6, 2006 we completed a private placement of 3,500,000 post-split shares of common stock for proceeds of $430,100 (CDN$500,000). In addition, we agreed to issued a total of 5,000,000 stock purchase warrants, with each warrant entitling the holder to acquire an additional post-split share of common stock for CDN$0.50 for a period of two years from closing of the financing.. The private placement was subscribed for by three investors, and the shares and warrants have been and will be issued in reliance on Regulation S, promulgated under the United States Securities Act of 1933, as amended.

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

On July 28, 2007, we committed 62,500 restricted shares to an employee of our company. In addition to the shares, we committed 187,500 restricted warrants (same conditions as above. These have not yet been issued, but are owing.)

On July 30, 2007, we issued 450,000 shares of common stock pursuant to the exercise of share purchase warrants at an exercise price of US$0.50 per share. The shares were issued to three non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 12, 2008, we closed a private placement of 970,585 units at a purchase price of US$0.17 per unit, raising proceeds of US$165,000. Each unit consisted of one common share and one common share purchase warrant exercisable for a period of two years from closing at an exercise price of $0.30. We issued all of the 970,585 common shares to seven non-U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) relying on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933. Of the 970,585 units, 588,235 were purchased by a company controlled by our president, chief executive officer and chairman, Albert E. Hickman.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended December 31, 2007.

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

Plan of Operation and Cash Requirements

Our plan for the twelve months following the date of this report is to continue establishing new relationships with potential clients, and to translate both new and existing relationships into sales for our company. We are currently working on a project to successfully meet the durability requirements on a two-stroke engine in accordance with US and Canada regulations. We hope to complete this project in the coming year and subsequently translate these results into sales for our company.

We also plan on establishing mutually-beneficial relationships with non-governmental and/or not-for-profit trade associations to help promote the importance and urgency of emission mitigation for small engines. This will accompany our current marketing initiatives, which we will continue on an international scale.

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At December 31, 2007, we had working capital deficit of $3,715 compared to a working capital deficit of $323,912 as at December 31, 2006.

At December 31, 2007, our total current assets were $50,116 which consisted of cash of $46,192, amounts receivable of 2,478 and prepaid expenses of 1,446 compared to total current assets of $2,468 as at December 31, 2006.

At December 31, 2007, our total current liabilities were $53,831, compared to total current liabilities of $326,380 as at December 31, 2006.

For the year ended December 31, 2007, we incurred a loss of $660,528 compared to $105,758 as at December 31, 2006 and to $973,129 since incorporation. The principal components of the loss for the year ended December 31, 2006 were general and administrative expenses, accretion of discount on convertible debentures and interest expense. The principal components of our loss for the year ended December 31, 2006 were management services, office and rent, professional fees, transfer agent and filing fees and research and development costs.

Operating expenses for the year ended December 31, 2007 were $498,188 compared to $105,758 as at December 31, 2006.

At December 31, 2007, we had cash on hand of $46,192 compared to $1,191 as at December 31, 2006.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending December 31, 2008.

General and Administrative Expenses

We expect to spend $110,000 during the twelve-month period ending December 31, 2008 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We anticipate that we will expend $165,000 on research and development, manufacturing and engineering over the twelve months ending December 31, 2008

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending December 31, 2008.

Employees

As at December 31, 2008, we have 2 employees.

We anticipate that we will expend approximately $385,000 during the twelve-month period ending December 31, 2008 to continue our business of developing emission control devices. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2008

Operating expenses
Sales and Marketing	$110,000
Research and Development	105,000
Manufacturing and Engineering	60,000
General and Administrative	110,000
Total Operating Expenses	385,000
Capital expenditures	0
Total	$385,000

At December 31, 2007, we had working capital deficit of $3,715. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been acquired through the subscription and issuance of common stock, although we have also used stockholder loans and advances from related parties.

Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Item 7. Financial Statements.

Environmental Control Corp.
(A Development Stage Company)

December 31, 2007

Report of Independent Registered Public Accounting  Firm

To the Directors and Stockholders
Environmental Control Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Environmental Control Corp. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated from January 1, 2006 to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Control Corp. (A Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated from January 1, 2006 to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 14, 2008

F-1

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

ASSETS

Current Assets

Cash	46,192	1,191
Amounts receivable	2,478	1,277
Prepaid expenses	1,446	–

Total Current Assets	50,116	2,468

Property and equipment (Note 3)	20,344	11,311

Total Assets	70,460	13,779

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	16,292	–
Accrued liabilities	6,150	12,094
Accrued interest payable	27,526	–
Due to related parties (Note 5)	3,863	314,286

Total Current Liabilities	53,831	326,380

Convertible debentures, net of discount of $183,654 (Note 6)	133,725	–

Total Liabilities	187,556	326,380

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, US$0.001 par value;
39,012,500 shares issued and outstanding	45,202	–

Additional paid-in capital	778,147	–

Common stock to be issued (Note 6(h))	32,684	–

Deficit accumulated during the development stage	(973,129)	(312,601)

Total Stockholders’ Deficit	(117,096)	(312,601)

Total Liabilities and Stockholders’ Deficit	70,460	13,779

(The accompanying notes are an integral part of these financial statements.)

F-2

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)

	Accumulated from
	March 26, 1999	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	6,023	4,584	1,439
Foreign exchange loss	7,974	7,974	–
General and administrative	748,726	483,429	58,454
Research and development	48,066	2,201	45,865

Total Operating Expenses	810,789	498,188	105,758

Loss From Operations	(810,789)	(498,188)	(105,758)

Other Expenses

Accretion of discount on convertible debentures	(133,725)	(133,725)	–
Interest expense	(28,615)	(28,615)	–

Total Other Expenses	(162,340)	(162,340)	–

Net Loss for the Period	(973,129)	(660,528)	(105,758)

Net Loss Per Share – Basic and Diluted		(0.02)	–

Weighted Average Shares Outstanding		38,740,000	38,500,000

(The accompanying notes are an integral part of these financial statements.)

F-3

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)

	Accumulated from
	March 26, 1999	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(973,129)	(660,528)	(105,758)

Adjustments to reconcile net loss to net cash used
in operating activities:
Accretion of discount on convertible debentures	133,725	133,725	–
Depreciation	7,074	4,584	2,490
Stock-based compensation	180,418	180,418	–

Changes in operating assets and liabilities:
Amounts receivable	(1,658)	(381)	–
Prepaid expenses	(1,446)	(1,446)	–
Accounts payable and accrued liabilities	(49,150)	(46,753)	(1,707)
Accrued interest payable	27,526	27,526	–
Due to related parties	104,045	2,155	101,200

Net Cash Used In Operating Activities	(572,595)	(360,700)	(3,775)

Investing Activities

Purchase of equipment	(13,617)	(13,617)	–
Net cash acquired on recapitalization transaction	178,365	178,365	–

Net Cash Provided by Investing Activities	164,748	164,748	–

Financing Activities

Proceeds from issuance of shares	240,953	240,953	–
Advances from related party	213,086	–	3,950

Net Cash Provided by Financing Activities	454,039	240,953	3,950

Increase in Cash	46,192	45,001	175

Cash - Beginning of Period	–	1,191	1,016

Cash - End of Period	46,192	46,192	1,191

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

F-4

Environmental Control Corp.
(A Development Stage Company)
Statements of Stockholder’ Equity (Deficit)
From March 6, 1999 (Date of Inception) to December 31, 2007
(Expressed in Canadian Dollars)

					Accumulated
			Additional	Common	During the
	Common		Paid-in	Stock	Development
	Stock	Amount	Capital	To Be Issued	Stage	Total
	#	$	$	$	$	$
Net loss for the period from March 6, 1999 to
December 31, 1999	–	–	–	–	(24,621)	(24,621)
Balance – December 31, 1999 (unaudited)	–	–	–	–	(24,621)	(24,621)
Net loss for the year	–	–	–	–	(22,836)	(22,836)
Balance – December 31, 2000 (unaudited)	–	–	–	–	(47,457)	(47,457)
Net loss for the year	–	–	–	–	(56,302)	(56,302)
Balance – December 31, 2001 (unaudited)	–	–	–	–	(103,759)	(103,759)
Net loss for the year	–	–	–	–	(20,257)	(20,257)
Balance – December 31, 2002 (unaudited)	–	–	–	–	(124,016)	(124,016)
Net loss for the year	–	–	–	–	(14,264)	(14,264)
Balance – December 31, 2003 (unaudited)	–	–	–	–	(138,280)	(138,280)
Net loss for the year	–	–	–	–	(52,369)	(52,369)
Balance – December 31, 2004 (unaudited)	–	–	–	–	(190,649)	(190,649)
Net loss for the year	–	–	–	–	(16,194)	(16,194)
Balance – December 31, 2005 (unaudited)	–	–	–	–	(206,843)	(206,843)
Net loss for the year	–	–	–	–	(105,758)	(105,758)
Balance – December 31, 2006	–	–	–	–	(312,601)	(312,601)
February 26, 2007 – Recapitalization Transactions
(Note 4)
Shares of Environmental Control Corp.	41,000,000	47,572	(81,656)	34,084	–	–
Return and cancellation of shares	(25,000,000)	(29,000)	29,000	–	–	–
Shares issued to shareholders of Environmental
Control Corp. (private company) to effect the
reverse merger	22,500,000	26,107	(26,107)	–	–	–
Net assets acquired in reverse merger	–	–	117,283	–	–	117,283
Shares issued for services – pre-recapitalization	62,500	73	34,011	(34,084)	–	–
Intrinsic value of beneficial conversion feature of
convertible debentures (Note 6)	–	–	317,379	–	–	317,379
Fair value of share purchase warrants issued	–	–	147,734	–	–	147,734
Shares issued pursuant to the exercise of share
purchase warrants	450,000	450	240,503	–	–	240,953
Common stock subscribed (Note 9)	–	–	–	32,684	–	32,684
Net loss for the year	–	–	–	–	(660,528)	(660,528)
Balance – December 31, 2007	39,012,500	45,202	778,147	32,684	(973,129)	(117,096)

On April 4, 2006, the Company authorized a 5:1 stock split to be applied retroactively. All share amounts stated herein have been restated to reflect the stock split.

(The accompanying notes are an integral part of these financial statements.)

F-5

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

1.	Nature of Business and Continuance of Operations

Environmental Control Corp, (the “Company”) was incorporated in the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc. and, effective April 13, 2006, changed its name to Environmental Control Corp. Boss Minerals, Inc.’s initial operations included the acquisition and exploration of mineral resources.

On March 20, 2006, management changed its primary business focus to that of development of emission control devices for small spark ignition combustion engines. On March 20, 2006, the Company entered into an Asset Acquisition Agreement (the “Agreement”) to acquire the principal assets of Environmental Control Corp. (“ECC”), a private Canadian based company. The Company is in the development stage as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” On April 4, 2006, the Company authorized a 5:1 stock split to be applied retroactively. In addition, the Company increased its authorized share capital to 200,000,000 common shares. All share amounts stated herein have been restated to reflect the stock split. On February 26, 2007, the acquisition of the business of ECC was completed through the issuance of 22,500,000 shares of common stock. Prior to the acquisition of ECC, the Company was a non-operating shell company. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of SFAS No. 141, “Business Combinations”. Under recapitalization accounting, ECC is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of the Company since the effective date of the recapitalization (February 26, 2007) and the historical accounts of the business of ECC since inception. Refer to Note 4.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company is dependent upon the ability of the Company to obtain necessary equity/debt financing and/or generate revenue and attain profitable operations. As at December 31, 2007, the Company has a working capital deficit of $3,715, has incurred losses totalling $973,129 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $165,000 for research and development activities, and approximately $220,000 for other operational costs. The Company had $46,192 cash on hand at December 31, 2007. The Company currently has no significant revenues and must rely on the sale of equity securities to fund operations. The Company will require additional funding from the sale of equity or debt financing to meet future estimated expenditures over the next twelve months. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

	b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long- lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

2.	Summary of Significant Accounting Policies (continued)

	c)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive.

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

	f)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	g)	Foreign Currency Translation

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

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	i)	Property and Equipment

Property and equipment consists of office furniture, equipment, and computer equipment which are recorded at cost. Office furniture is amortized on a declining balance basis at 20% per annum, equipment is amortized on a declining balance basis at 20% per annum, and computer equipment is amortized on a declining balance basis at 30% per annum.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Long-lived Assets

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

	k)	Research and Development Costs

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

	l)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

	m)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3.	Property and Equipment

			December 31,	December 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Equipment	13,617	2,042	11,575	–
Computer equipment	3,283	1,330	1,953	2,791
Office furniture	9,467	2,651	6,816	8,520

	26,367	6,023	20,344	11,311

4.	Acquisition of a Business and Recapitalization

On March 20, 2006, the Company entered into an Agreement to acquire the principal assets of ECC (the “Business of ECC”), a private Canadian based company involved in the development of emission control devices for small spark ignition combustion engines. Effective February 26, 2007, the acquisition of the Business of ECC was completed through the issuance of 22,500,000 shares of common stock to the owners of ECC and the cancellation of 25,000,000 shares of common stock owned by two directors of the Company.

Prior to the acquisition of the Business of ECC, the Company was a non-operating shell company. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization of the Business of ECC, which is outside the scope of SFAS No. 141, “Business Combinations”. The acquisition has been accounted for as a continuation of the ECC business in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”. Under recapitalization accounting, ECC is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets, net of liabilities acquired of $117,283 are reported at their historical amounts. These financial statements include the accounts of the Company since the effective date of the recapitalization being February 26, 2007, and the historical accounts of the business of ECC since inception being March 6, 1999.

5.	Related Party Transactions

a)

As at December 31, 2007, the Company owes a company controlled by the President of the Company $1,906 (2006 - $213,085) for payment of expenses on behalf of the Company. The amount owing is unsecured, non- interest bearing, and due on demand. On February 26, 2007, the Company issued a convertible debenture in exchange for $211,179 owed to this company. Refer to Note 6.

b)

As at December 31, 2007, the Company owes a company controlled by the director of the Company $1,957 (2006 - $101,200) for payment of expenses on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. On February 26, 2007, the Company issued a convertible debenture in exchange for $106,200 owed to this company. Refer to Note 6.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

6.	Convertible Debentures

On February 26, 2007, the Company issued two unsecured convertible debentures in exchange for amounts owing to related parties (refer to Note 5) with an aggregate principal amount of $317,379, bearing interest at 10% per annum, and due on February 28, 2009. The convertible debentures are convertible into the Company’s common shares at a conversion rate of $0.10 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $317,379 as additional paid-in capital and reduced the carrying value of the convertible debentures to $nil. The Company will record accretion expense over the term of the convertible debentures up to their face value of $317,379. To December 31, 2007, $133,725 has been accreted increasing the carrying value of the convertible debentures to $133,725.

7.	Common Stock

Pre-recapitalization transactions:

	a)	In March 2004, the Company issued 25,000,000 shares of common stock at $0.0002 per share for proceeds of $5,000.

	b)	In July 2004, the Company issued 7,000,000 shares of common stock at $0.002 per share for proceeds of $14,000.

	c)	In August 2004, the Company issued 5,500,000 shares of common stock at $0.002 per share for proceeds of $11,000.

d)

On April 4, 2006, the Company completed a private placement for 3,500,000 shares of common stock at $0.123 per share for proceeds of $430,100 (Cdn$500,000). In addition, the Company issued 5,000,000 share purchase warrants to the investors, pro-rata to the number of common shares purchased, at an exercise price of Cdn$0.50 per share expiring on April 4, 2008.

e)

On July 28, 2006, the Company was obligated to issue 62,500 shares of common stock to an employee pursuant to an agreement. The fair value of $34,084 was recorded as common stock to be issued. The shares were issued on March 15, 2007.

Recapitalization transactions:

f)	On February 26, 2007, two former directors of the Company returned 25,000,000 shares of common stock to the Company for cancellation for no consideration.

g)	On February 26, 2007, the Company issued 22,500,000 shares of common stock upon the closing of the Asset Acquisition Agreement described in Note 4.

Post recapitalization transactions:

h)

On July 28, 2007, the Company was obligated to issue 62,500 shares of common stock to an employee pursuant to an agreement. As at December 31, 2007, the fair value of $32,684 has been recorded as common stock to be issued.

i)	On July 30, 2007, the Company issued 450,000 shares of common stock upon the exercise of 450,000 of share purchase warrants for proceeds of $240,953 (US$225,000).

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

8.	Share Purchase Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Balance – December 31, 2005	–	–
Issued	187,500	US$0.61
Balance – December 31, 2006	187,500	US$0.61
Issued	187,500	US$1.04
Balance – December 31, 2007	375,000	US$0.83

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Balance – December 31, 2005	–	–
Issued	5,000,000	$0.50
Balance – December 31, 2006	5,000,000	$0.50
Exercised	(450,000)	$0.50
Balance – December 31, 2007	4,550,000	$0.50

As at December 31, 2007, the following common share purchase warrants were outstanding:

Exercise
Number of
Warrants	Price	Expiry Date

4,550,000	Cdn$0.50	April 8, 2008
187,500	US$0.61	July 28, 2008
187,500	US$1.04	July 28, 2009

4,925,000

9.	Commitments

On July 28, 2006, the Company entered into a contract with an employee of the Company for consulting services to be rendered. The employee is to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2006, 2007, 2008, and 2009. The fair value of the share purchase warrants issued on July 28, 2007 was determined to be $147,734 using the Black-Scholes pricing model, using the following weighted average assumptions:

Year Ended
December 31,
2007

Warrant life	2 years
Expected volatility	163%
Expected dividend yield	0%
Risk free interest rate	4.10%
Average fair value of warrants issued	$0.72

The fair value of the share purchase warrants issued on July 28, 2006 was $107,756, which is reflected in the net assets assumed in the recapitalization transaction described in Note 4.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

10.	Income Taxes

The Company has incurred a net operating loss of $350,454 which expires in 2027.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net loss before income taxes for the year ended December 31, 2007 as a result of the following:

Year Ended
December 31,
2007
$

Income tax benefit computed at the statutory rate	224,579

Permanent differences	(105,425)
Change in valuation allowance	(119,154)

Provision for income taxes	–

Significant components of the Company’s deferred tax assets and liabilities as at December 31, 2007, after applying enacted corporate income tax rates, are as follows:

December 31,
2007
$
Deferred income tax assets
Cumulative net operating losses	119,154
Valuation allowance	(119,154)
Net deferred income tax asset	–

The historical financial statements of ECC from its inception date of March 6, 1999 to the date of the recapitalization being February 26 ,2007 are for presentation purposes only under recapitalization accounting. As a result, there are no income tax considerations to be disclosed for these prior periods presented as they do not pertain to the Company from a tax perspective.

11.	Subsequent Event

On February 12, 2008, the Company issued 970,585 units at a price of US$0.17 per unit for proceeds of US$165,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.30 per share for a period of two years.

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

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process; and

2.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. There is an inadequate amount of oversight by our company’s board of directors in the financial statement reporting process. There are no policies on fraud at this time, though our company plans to implement such policies in fiscal 2008. A whistleblower policy is not necessary given the small size of the organization.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2007.

During our most recently completed fiscal period ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and our principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the assets;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of March 17, 2008, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Albert E. Hickman	President, Chief Executive Officer, Chairman and Director	66	September 22, 2006
Gary Bishop	Chief Financial Officer and Director	47	September 22, 2006
Nils Rodeblad	Director	62	September 22, 2006
Michael J. Mugford	Director	40	September 22, 2006
Edward P. Noonan	Director	67	September 22, 2006

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

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.           any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

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

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Environmental Control Corp., 605- 1525 Robson St. Vancouver, BC V6G 1C3.

Corporate Governance

We currently act with five (5) directors, consisting of Albert E. Hickman, Gary Bishop, Nils Rodeblad, Michael J. Mugford and Edward P. Noonan.

We have determined that Nils Rodeblad and Edward P. Noonan are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Gary Bishop	1(1)	1	N/A
Albert E. Hickman	1(1)	1	N/A
Nils Rodeblad	1(1)	1	N/A
Stephen Norris	4(1)(2)	7	N/A
Michael J. Mugford	10(1)(2)	58	N/A

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

(i)	our principal executive officer;

(ii)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007 who had total compensation exceeding $100,000; and

(iii)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2007 and September 30, 2006 , are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Albert E. Hickman President, Chief Executive Officer, Chairman and Director(1)	2007 2006 2005	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil
Gary Bishop Chief Financial Officer and Director(2)	2007 2006 2005	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil
Terence Mugford Former President, Secretary, Treasurer and Director(3)	2007 2006 2005	N/A $15,000 $Nil	N/A $Nil $Nil	N/A $Nil $Nil	N/A $Nil $Nil	N/A $Nil $Nil	N/A $Nil $Nil	N/A $Nil $Nil	N/A $15,000 $Nil

(1)	Albert E. Hickman was appointed president, chief executive officer, chairman and director on September 22, 2006.

(2)	Gary Bishop was appointed chief financial officer and director on September 22, 2006.

(3)	Terence Mugford was appointed a director on March 20, 2006 and President, Secretary and Treasurer on May 23, 2006. Mr. Mugford resigned as a director and officer on September 22, 2006.

Outstanding Equity Awards at Fiscal Year-End

No equity awards were outstanding as of the year ended November 30 2007.

Stock Options and Stock Appreciation Rights

During the period from inception (February 17, 2004) to December 31, 2007, we did not grant any stock options to our executive officers.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director’s fees or other cash compensation for services rendered as a director in the year ended December 31, 2007.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of March 17, 2008,

- by each person who is known by us to beneficially own more than 5% of our shares of common stock;
- by each of our officers and directors; and
- by all of our officers and directors as a group.
(I (steve) do not fit any of these categories)

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)

Albert E. Hickman 85 Rennie’s Mill Road, St. John’s, Newfoundland, Canada, A1C 3P9	Common Shares	Nil	N/A

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Gary Bishop 5 Lamanch Place, St. John’s, Newfoundland, Canada, A1E 4P6	Common Shares	Nil	N/A

Nils Rodeblad 13 Cedarhurst Place, St. John’s Newfoundland, Canada, AIG 1T8	Common Shares	Nil	N/A

Michael J. Mugford I5365 Brookside Avenue, West Vancouver, British Columbia, Canada, V7W 1N2	Common Shares	3,547,166(3)	8.87%

Edward P. Noonan 381 Pine Line, Torbay, Newfoundland, Canada, A1K 1A2	Common Shares	Nil	N/A

Environmental Control Corp. 85 Kenmount Road St. John’s, Newfoundland A1B 3N7	Common Shares	22,500,000	56.27

All Officers and Directors As a Group (6 persons)	Common Shares	3,547,166(3)	8.87%

(1)        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 17, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 39,983,085 shares of common stock outstanding on March 17, 2008.
(3)

Securities are held in the name of MJM Enterprises Ltd. and includes 1,685,714 warrants which are currently exercisable and expire on April 4, 2008 and 1,062,000 convertible debentures which are currently exercisable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

Item 13. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).

(10)	Material Contracts

10.1	Asset Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).

10.2	10% Convertible Debenture dated February 26, 2007 issued by our company to MJM Enterprises Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).

10.3	10% Convertible Debenture dated February 26, 2007 issued by our company to Hickman Motors Limited (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).

(14)	Code of Ethics

14.1*	Code of Ethics (filed herewith)

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Manning Elliott LLP, Chartered Accountants for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $27,585 for the fiscal year ended December 31, 2007 and $9,300 for the fiscal year ended September 30, 2006. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal year ended December 31, 2007 and for the fiscal year ended September 30, 2006, the aggregate fees billed for audit and related services by Manning Elliott LLP which are not reported under the caption “Audit Fees” above, was $Nil and $Nil respectively.

Tax Fees

For the fiscal year ended December 31, 2007 and for the fiscal year ended September 30, 2006, the aggregate fees billed for other non-audit professional services or preparation of corporate tax returns Manning by Elliott LLP was $2,385 and $900 respectively.

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

Date: April 15, 2008

By: /s/ Gary Bishop
Gary Bishop
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Date: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer,
/s/ Albert E. Hickman	Chairman and Director	Date: April 15, 2008
Albert E. Hickman

/s/ Gary Bishop	Chief Financial Officer and Director	Date: April 15, 2008
Gary Bishop

/s/ Nils Rodeblad	Director	Date: April 15, 2008
Nils Rodeblad

/s/ Michael J. Mugford	Director	Date: April 15, 2008
Michael J. Mugford