Form 10-Q
period 2008-03-31
ENVIRONMENTAL CONTROL CORP.
filed 2008-05-20
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to  ______________________

Commission File Number 333-120682

ENVIRONMENTAL CONTROL CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 605 - 1525 Robson St. Vancouver, BC	V6G 1C3
(Address of principal executive offices)	(Zip Code)

604.669.3532
(Registrant’s telephone number, includig area code) N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
39,983,085 common shares issued and outstanding as of May 5, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Environmental Control Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2008, and our results of operations, and our cash flows for the three month period ended March 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

Environmental Control Corp.
(A Development Stage Company)

March 31, 2008

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

	March 31,	December 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	134,308	46,192
Amounts receivable	2,504	2,478
Prepaid expenses	5,672	1,446
Total Current Assets	142,484	50,116
Property and equipment (Note 3)	18,988	20,344
Total Assets	161,472	70,460

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	14,161	16,292
Accrued liabilities	40,243	6,150
Accrued interest payable	35,438	27,526
Due to related parties (Note 4)	3,906	3,863
Total Current Liabilities	93,748	53,831
Convertible debentures, net of unamortized discount of $144,145 (Note 5)	173,234	133,725
Total Liabilities	266,982	187,556
Contingencies and Commitments (Notes 1 and 8)
Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, US$0.001 par value;
39,983,085 and 39,012,500 shares issued and outstanding, respectively	46,328	45,202
Additional paid-in capital	942,021	778,147
Common stock issuable (Note 8)	32,684	32,684
Deficit accumulated during the development stage	(1,126,543)	(973,129)
Total Stockholders’ Deficit	(105,510)	(117,096)
Total Liabilities and Stockholders’ Deficit	161,472	70,460

 (The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)

	Accumulated from
	March 26, 1999	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	to March 31,	March 31,	March 31,
	2008	2008	2007
	$	$	$
Revenue	–	–	–
Expenses
Depreciation	7,378	1,355	1,072
Foreign exchange loss (gain)	7,306	(668)	(1,515)
General and administrative	854,031	105,305	48,936
Research and development	48,066	–	–
Total Operating Expenses	916,781	105,992	48,493
Loss From Operations	(916,781)	(105,992)	(48,493)
Other Expenses
Accretion of discounts on convertible debentures	(173,234)	(39,509)	(14,328)
Interest expense	(36,528)	(7,913)	(2,909)
Total Other Expenses	(209,762)	(47,422)	(17,237)
Net Loss for the Period	(1,126,543)	(153,414)	(65,730)
Net Loss Per Share – Basic and Diluted		–	–
Weighted Average Shares Outstanding		39,524,000	38,513,000

 (The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(153,414)	(65,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	39,509	14,328
Depreciation	1,355	1,072
Changes in operating assets and liabilities:
Amounts receivable	(26)	(2,305)
Prepaid expenses	(4,226)	–
Accounts payable and accrued liabilities	31,962	(27,582)
Accrued interest payable	7,912	–
Due to related parties	44	(4,021)
Net Cash Used In Operating Activities	(76,884)	(84,238)
Investing Activities
Net cash acquired on business acquisition	–	178,365
Net Cash Provided by Investing Activities	–	178,365
Financing Activities
Proceeds from issuance of shares	165,000	–
Net Cash Provided by Financing Activities	165,000	–
Increase in Cash	88,116	94,127
Cash - Beginning of Period	46,192	1,191
Cash - End of Period	134,308	95,318

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

 (The accompanying notes are an integral part of these financial statements)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company is dependent upon the ability of the Company to obtain necessary equity/debt financing and/or generate revenue and attain profitable operations. As at March 31, 2008, the Company has working capital of $48,736, has incurred losses totalling $1,126,543 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $165,000 for research and development activities, and approximately $220,000 for other operational costs. The Company had $134,308 in cash on hand at March 31, 2008. The Company currently has no revenues and must rely on the sale of equity securities to fund operations. The Company will require additional funding from the sale of equity or debt financing to meet future estimated expenditures over the next twelve months. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company’s fiscal year end is December 31.

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on April 15, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2008, and the results of its operations and consolidated cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

	d)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Financial Instruments

The fair values of cash, amounts receivable, accounts payable, accrued liabilities, convertible debt and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

	g)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	h)	Foreign Currency Translation

Effective on the closing of the Asset Acquisition Agreement on February 26, 2007, the Company's functional and reporting currency changed to the Canadian dollar. Occasional transactions may occur in United States dollars and management has adopted SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in United States currency are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in United States currency are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in United States dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

	j)	Property and Equipment

Property and equipment consists of office furniture, equipment, and computer equipment which are recorded at cost. Office furniture is amortized on a declining-balance basis at 20% per annum, equipment is amortized on a declining- balance basis at 30% per annum, and computer equipment is amortized on a declining-balance basis at 30% per annum.

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

	n)	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3.	Property and Equipment

			March 31,	December 31, 2007
			2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Equipment	13,617	2,911	10,706	11,575
Computer equipment	3,283	1,476	1,807	1,953
Office furniture	9,467	2,992	6,475	6,816

	26,367	7,379	18,988	20,344

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

4.	Related Party Transactions

a)
As at March 31, 2008, the Company owes a company controlled by the President of the Company $1,906 (December 31, 2007 - $1,906) for payment of expenses on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. On February 26, 2007, the Company issued a convertible debenture in exchange for $211,179 owed to this company. Refer to Note 5.

b)
As at March 31, 2008, the Company owes a company controlled by the director of the Company $2,000 (December 31, 2007 - $1,957) for payment of expenses on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. On February 26, 2007, the Company issued a convertible debenture in exchange for $106,200 owed to this company. Refer to Note 5.

5.	Convertible Debentures

On February 26, 2007, the Company issued two unsecured convertible debentures in exchange for amounts owing to related parties (refer to Note 5) with an aggregate principal amount of $317,379, bearing interest at 10% per annum, and due on February 28, 2009. The convertible debentures are convertible into the Company’s common shares at a conversion rate of $0.10 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $317,379 as additional paid-in capital and reduced the carrying value of the convertible debentures to $nil. The Company will record accretion expense over the term of the convertible debentures up to their face value of $317,379. To March 31, 2008, $144,145 has been accreted increasing the carrying value of the convertible debentures to $173,234.

6.	Common Stock

On February 12, 2008, the Company issued 970,585 units at $0.17 per unit for proceeds of $165,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at $0.30 per share expiring two years from the closing date.

7.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted
	Number of	Average Exercise
	Warrants	Price
Balance – December 31, 2007	4,925,000	US$0.52
Issued	970,585	US$0.30
Balance – March 31, 2008	5,895,585	US$0.48

As at March 31, 2008, the following common share purchase warrants were outstanding:

Exercise
Number of Warrants	Price	Expiry Date

4,550,000	US$0.50	April 8, 2008
187,500	US$0.61	July 28, 2008
187,500	US$1.04	July 28, 2009
970,585	US$0.30	February 12, 2010

5,895,585

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

8.	Commitments

On July 28, 2006, the Company entered into a contract with an employee of the Company for consulting services to be rendered. The employee is to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2006 (issued), 2007, 2008, and 2009. As at March 31, 2008, the Company had yet to issue 62,500 shares due on July 28, 2007. The fair value of the 62,500 shares of common stock issued is $32,684 and has been recorded as common stock subscribed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Our catalytic muffler technology is registered for two patents in the United States under the titles of “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler”. We also hold two patents in Canada under the title “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler”. We also have one pending patent in Europe under the title of “Reverse Flow Catalytic Muffler”. The filing numbers are located below:

U.S.A.	6,622,482
7,018,590

Canada	2,448,742
2,448,648

Europe	02742591.7

We expect approval and registration of pending patents by the European Patent Office within the next 6 months. Numerous tests, including tests at Carnot Emission Services in Texas, U.S.A., Bombardier Inc. in Quebec, Canada and Environment Canada's Emissions Research and Measurement Division in Ontario, Canada, have proven this technology to be extremely effective in the reduction of harmful emissions.

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

Results of Operations

Three month Summary ending March 31, 2008 and 2007

		Three Months Ended
		March 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$105,992		$48,493
Net Loss		$153,414		$65,730

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Expenses

Our operating expenses for the three month periods ended March 31, 2008 and March 31, 2007 are outlined in the table below:

	Three Months Ended
	March 31
	2008	2007
Depreciation	$1,355	$1,072
Foreign exchange gain	$(668)	$(1,515)
General and administrative	$105,305	$48,936

Operating expenses for the three months ended March 31, 2008, increased by 218% as compared to the comparative period in 2007 primarily as a result of an increase in management fees, accounting fees, and legal fees for services relating to both corporate filings as well as intellectual property.

Equity Compensation

As of March 31, 2008, we had not adopted any equity compensation plans and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	March 31,	Dec 31,	Increase/
	2008	2007	Decrease
Current Assets	$142,484	$50,116	284%
Current Liabilities	$93,748	$53,831	174%
Working Capital (deficit)	$48,736	$(3,715)	1,412%

Cash Flows
		Three		Three
		Months		Months
		Ended		Ended
		March 31,		March 31,
		2008		2007
Net Cash Used in Operating Activities		$(76,884)		$(84,238)
Net Cash Provided by Investing Activities	$	Nil		$178,365
Net Cash Provided by Financing Activities		$165,000	$	Nil
Increase In Cash During The Period		$88,116		$94,127

In the next twelve months we anticipate spending $165,000 on research and development, $110,000 on sales and marketing and $110,000 on administrative expenses. Our cash on hand at March 31, 2008 was $134,308. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $280,000 over the next 12 months to pay for our ongoing expenses. These expenses include sales and marketing, research and development, manufacturing and engineering, and general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2008, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of March 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Item 1A. Risk Factors

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

Our company has had negative cash flows from operations and we may continue to have negative cash flows. We have estimated that we will require approximately $385,000 to carry out our business plan for the twelve months ending March 31, 2009. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Since inception through March 31, 2008, we have incurred aggregate net losses of $1,126,543 and we had working capital of $48,736 as of March 31, 2008. There is no assurance that we will ever operate profitably or will ever generate positive cash flow in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2008, we closed a private placement of 970,585 units at a purchase price of $0.17 per unit, raising proceeds of $165,000. Each unit consisted of one common share and one common share purchase warrant exercisable for a period of two years from closing at an exercise price of $0.30. We issued all of the 970,585 common shares to seven non-U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) relying on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933. Of the 970,585 units, 588,235 were purchased by a company controlled by our president, chief executive officer and chairman, Albert E. Hickman.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
(10)	Material Contracts
10.1	Asset Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).
10.2	10% Convertible Debenture dated February 26, 2007 issued by our company to MJM Enterprises Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).
10.3	10% Convertible Debenture dated February 26, 2007 issued by our company to Hickman Motors Limited (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).

Exhibit	Description
Number
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CONTROL CORP.
(Registrant)

Dated: May 20, 2008	/s/ Albert E. Hickman
Albert E. Hickman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 20, 2008	/s/ Gary Bishop
Gary Bishop
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)