Form 10-Q
period 2008-06-30
ENVIRONMENTAL CONTROL CORP.
filed 2008-08-14
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File Number 333-120682

ENVIRONMENTAL CONTROL CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 605 - 1525 Robson St. Vancouver, BC	V6G 1C3
(Address of principal executive offices)	(Zip Code)

604.669.3532
(Registrant’s telephone number, including area code)

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

43,592,222 common shares issued and outstanding as of August 4, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Environmental Control Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2008, and our results of operations, and our cash flows for the six month period ended June 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

Environmental Control Corp.
(A Development Stage Company)

June 30, 2008

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

	June 30,	December 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	60,698	46,192
Amounts receivable	2,501	2,478
Prepaid expenses	4,335	1,446
Total Current Assets	67,534	50,116
Property and equipment (Note 3)	17,633	20,344
Total Assets	85,167	70,460

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	83,138	16,292
Accrued liabilities	5,992	6,150
Accrued interest payable	43,351	27,526
Due to related parties (Note 4)	1,906	3,863
Convertible debentures, net of unamortized discount of $104,635 (Note 5)	212,744	–
Total Current Liabilities	347,131	53,831
Convertible debentures, net of unamortized discount (Note 5)	–	133,725
Total Liabilities	347,131	187,556
Contingencies and Commitments (Notes 1 and 8)
Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, US$0.001 par value;
39,983,085 shares issued and outstanding
(December 31, 2007 – 39,012,500 shares)	46,328	45,202
Additional paid-in capital	942,021	778,147
Common stock issuable (Note 8)	32,684	32,684
Deficit accumulated during the development stage	(1,282,997)	(973,129)
Total Stockholders’ Deficit	(261,964)	(117,096)
Total Liabilities and Stockholders’ Deficit	85,167	70,460

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)

	Accumulated from
	March 26, 1999	For the Three	For the Three	For the Six	For the Six
	(Date of Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	8,734	1,356	997	2,711	2,069
Foreign exchange loss (gain)	7,525	219	1,274	(449)	(241)
General and administrative	957,733	103,702	103,202	209,007	152,138
Research and development	51,821	3,755	–	3,755	–

Total Operating Expenses	1,025,813	109,032	105,473	215,024	153,966

Loss From Operations	(1,025,813)	(109,032)	(105,473)	(215,024)	(153,966)

Other Expenses

Accretion of discounts on convertible
debentures	(212,744)	(39,510)	(39,509)	(79,019)	(53,837)
Interest expense	(44,440)	(7,912)	(9,112)	(15,825)	(12,021)
Recovery of research and development costs	–	–	14,870	–	14,870
Total Other Expenses	(257,184)	(47,422)	(33,751)	(94,844)	(50,988)
Net Loss for the Period	(1,282,997)	(156,454)	(139,224)	(309,868)	(204,954)
Net Loss Per Share – Basic and Diluted		–	–	(0.01)	(0.01)
Weighted Average Shares Outstanding		39,983,000	38,563,000	39,754,000	38,538,000

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(309,868)	(204,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	79,019	53,837
Depreciation	2,711	2,069
Changes in operating assets and liabilities:
Amounts receivable	(23)	(14,403)
Prepaid expenses	(2,889)	(3,418)
Accounts payable and accrued liabilities	66,688	(21,585)
Accrued interest payable	15,825	–
Due to related parties	(1,957)	–
Net Cash Used In Operating Activities	(150,494)	(188,454)
Investing Activities
Net cash acquired on business acquisition	–	178,365
Net Cash Provided by Investing Activities	–	178,365
Financing Activities
Proceeds from issuance of shares	165,000	–
Proceeds from share subscriptions received	–	240,953
Net Cash Provided by Financing Activities	165,000	240,953
Increase in Cash	14,506	230,864
Cash - Beginning of Period	46,192	1,191
Cash - End of Period	60,698	232,055

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company is dependent upon the ability of the Company to obtain necessary equity/debt financing and/or generate revenue and attain profitable operations. As at June 30, 2008, the Company has working capital deficit of $279,597, has incurred losses totalling $1,282,997 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $110,000 for research and development activities, and approximately $215,000 for other operational costs. The Company had $60,698 in cash on hand at June 30, 2008. The Company currently has no revenues and must rely on the sale of equity or debt securities to fund operations. The Company will require additional funding from the sale of equity or debt financing to meet future estimated expenditures over the next twelve months. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2008, and the results of its operations and consolidated cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	h)	Foreign Currency Translation

The Company’s functional and reporting currency is the Canadian dollar. Occasional transactions may occur in United States dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in United States currency are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in United States currency are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in United States dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Property and equipment consists of office furniture, equipment, and computer equipment which are recorded at cost. Office furniture is amortized on a declining-balance basis at 20% per annum, equipment is amortized on a declining-balance basis at 30% per annum, and computer equipment is amortized on a declining-balance basis at 30% per annum.

	k)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long- lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial statements.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

3.	Property and Equipment

			June 30,	December 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Equipment	13,617	3,779	9,838	11,575
Computer equipment	3,283	1,623	1,660	1,953
Office furniture	9,467	3,332	6,135	6,816

	26,367	8,734	17,633	20,344

4.	Related Party Transactions

a)

As at June 30, 2008, the Company owes a company in which the President of the Company holds a minority interest $1,906 (December 31, 2007 - $1,906) for payment of expenses on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. On February 26, 2007, the Company issued a convertible debenture in exchange for $211,179 owed to this company. Refer to Notes 5 and 9.

	b)	On February 26, 2007, the Company issued a convertible debenture in exchange for $106,200 owed to a company controlled by a director of the Company. Refer to Notes 5 and 9.

5.	Convertible Debentures

On February 26, 2007, the Company issued two unsecured convertible debentures in exchange for amounts owing to related parties (refer to Note 4) with an aggregate principal amount of $317,379, bearing interest at 10% per annum, and due on February 28, 2009. The convertible debentures are convertible into the Company’s common shares at a conversion rate of $0.10 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $317,379 as additional paid-in capital and reduced the carrying value of the convertible debentures to $nil. The Company will record accretion expense over the term of the convertible debentures up to their face value of $317,379. To June 30, 2008, $212,744 has been accreted increasing the carrying value of the convertible debentures to $212,744. Refer to Note 9.

6.	Common Stock

On February 12, 2008, the Company issued 970,585 units at $0.17 per unit for proceeds of $165,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at $0.30 per share expiring two years from the closing date.

7.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance – December 31, 2007	4,925,000	US$0.52

Issued	970,585	US$0.30
Expired	(4,550,000)	US$0.50

Balance – June 30, 2008	1,345,585	US$0.45

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

7.	Share Purchase Warrants (continued)

As at June 30, 2008, the following common share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

187,500	US$0.61	July 28, 2008
187,500	US$1.04	July 28, 2009
970,585	US$0.30	February 12, 2010

1,345,585

8.	Commitments

On July 28, 2006, the Company entered into a contract with an employee of the Company for consulting services to be rendered. The employee is to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2006 (issued), 2007, 2008, and 2009. As at June 30, 2008, the Company had yet to issue 62,500 shares due on July 28, 2007. The fair value of the 62,500 shares of common stock issued is $32,684 and has been recorded as common stock subscribed.

9.	Subsequent Events

	a)	On July 10, 2008, the Company issued 3,609,137 shares of common stock pursuant to the redemption of convertible notes issued on February 26, 2007. Of this amount, 2,401,464 shares of common stock were issued to a company in which the President of the Company holds a minority interest and 1,207,673 shares of common stock were issued to a company controlled by a director of the Company. The shares were issued in satisfaction of all principal and accrued interest due under the two convertible notes. Refer to Notes 4 and 5.

	b)	On July 30, 2008, the Company entered into a convertible loan agreement with a company controlled by the President of the Company. The Company received US$36,376 which bears interest at 10% per annum and is due five years from the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is the be secured against such intellectual property. The loan is convertible into shares of common stock at a conversion price of US$0.17 per share.

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

Our catalytic muffler technology is registered for two patents in the United States under the titles of “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler”. We also hold two patents in Canada under the title “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler” and one patent in Europe under the title of “Reverse Flow Catalytic Muffler”. The filing numbers are located below:

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

On July 30, 2008, we entered into a convertible loan agreement with 51644 Newfoundland and Labrador Inc., a company of which a director and officer of our company holds a controlling interest. Under the terms of the convertible loan agreement, 51644 Newfoundland has agreed to loan our company up to $36,376. The loan is convertible into shares of common stock at a conversion price of $0.17 per share. The loan will bear interest at 10% per annum. The principal amount of the loan is due and payable five years from the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is to be secured against such intellectual property.

Results of Operations

Three month Summary ending June 30, 2008 and 2007

		Three Months Ended
		June 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$109,032		$105,473
Net Loss		$156,454		$139,224

Expenses

Our operating expenses for the three month periods ended June 30, 2008 and June 30, 2007 are outlined in the table below:

	Three Months Ended
	June 30
	2008		2007
Depreciation	$1,356		$997
Foreign exchange loss	$219		$1,274
General and administrative	$103,702		$103,202
Research and development	$3,755	$	Nil

Operating expenses for the three months ended June 30, 2008, increased by 3.37% as compared to the comparative period in 2007 primarily as a result of an increase in management fees, accounting fees, and legal fees for services relating to both corporate filings as well as intellectual property.

Six month Summary ending June 30, 2008 and 2007

		Six Months Ended
		June 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$215,024		$153,966
Net Loss		$309,868		$204,954

Expenses

Our operating expenses for the Six month periods ended June 30, 2008 and June 30, 2007 are outlined in the table below:

	Six Months Ended
	June 30
	2008	2007
Depreciation	$2,711	$2,069
Foreign exchange loss (gain)	$(449)	$(241)
General and administrative	$209,007	$152,138
Research and development	$3,755	Nil

Operating expenses for the Six months ended June 30, 2008, increased by 39.65% as compared to the comparative period in 2007 primarily as a result of an increase in management fees, accounting fees, and legal fees for services relating to both corporate filings as well as intellectual property.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

As of June 30, 2008, we had not adopted any equity compensation plans and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	June 30,	Dec. 31,	Increase/
	2008	2007	Decrease
Current Assets	$67,534	$50,116	34.76%
Current Liabilities	$347,131	$53,831	544.85%
Working Capital (deficit)	$(279,597)	$(3,715)	7,426.16%

Cash Flows
		Six Months	Six Months
		Ended	Ended
		June 30,	June 30,
		2008	2007
Net Cash Used in Operating Activities		$(150,494)	$(188,454)
Net Cash Provided by Investing Activities	$	Nil	$178,365
Net Cash Provided by Financing Activities		$165,000	$240,953
Increase in Cash During the Period		$14,506	$230,864

In the next twelve months we anticipate spending $110,000 on research and development, $80,000 on sales and marketing and $135,000 on administrative expenses. Our cash on hand at June 30, 2008 was $60,698. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $325,000 over the next 12 months to pay for our ongoing expenses. These expenses include sales and marketing, research and development, manufacturing and engineering, and general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of June 30, 2008 based on criteria established in

Internal Control—Integrated Framework issued by COSO.

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

Our company has had negative cash flows from operations and we may continue to have negative cash flows. We have estimated that we will require approximately $325,000 to carry out our business plan for the twelve months ending June 30, 2009. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Since inception through June 30, 2008, we have incurred aggregate net losses of $1,282,997 and we had working capital deficit of $279,597 as of June 30, 2008. There is no assurance that we will ever operate profitably or will ever generate positive cash flow in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2008, we issued 3,609,137 shares of our common stock pursuant to the redemption of convertible notes issued on February 26, 2007. 2,401,464 shares of common stock were issued to a company in which our president, chief executive officer and chairman, Albert E. Hickman holds a minority interest and 1,207,673 of the common stock was issued to a company controlled by another director of our company. The shares were issued in satisfaction of all principal and accrued interest due under the two convertible notes.

All of the shares were issued to two non-U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) relying on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).

(10)	Material Contracts

10.1	Asset Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).

10.2	10% Convertible Debenture dated February 26, 2007 issued by our company to MJM Enterprises Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).

10.3	10% Convertible Debenture dated February 26, 2007 issued by our company to Hickman Motors Limited (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).

10.4	Convertible Loan Agreement dated July 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed on July 31, 2008).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008)

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CONTROL CORP.
(Registrant)

Dated: August 14, 2008	/s/ Albert E. Hickman
Albert E. Hickman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2008	/s/ Gary Bishop
Gary Bishop
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)