Form 10-Q
period 2008-09-30
ENVIRONMENTAL CONTROL CORP.
filed 2008-11-14
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 333-120682

ENVIRONMENTAL CONTROL CORP.

(Exact name of registrant as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

85 Kenmount Road, St. John’s, Newfoundland	A1B 3N7
(Address of principal executive offices)	(Zip Code)

888.669.3588
(Registrant’s telephone number, including area code)

Suite 605 - 1525 Robson St. Vancouver, BC V6G 1C3
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
43,654,722 common shares issued and outstanding as of November 10, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Environmental Control Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2008, and our results of operations, and our cash flows for the nine month period ended September 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-K.

Environmental Control Corp.
(A Development Stage Company)
(unaudited)

September 30, 2008

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

	September 30,	December 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	19,659	46,192
Amounts receivable	2,535	2,478
Prepaid expenses	2,262	1,446
Total Current Assets	24,456	50,116
Property and equipment (Note 3)	16,278	20,344
Total Assets	40,734	70,460

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	54,665	16,292
Accrued liabilities	2,122	6,150
Accrued interest payable	658	27,526
Due to related parties (Note 4(a))	1,906	3,863
Total Current Liabilities	59,351	53,831
Convertible debentures, net of unamortized discount (Note 5(a))	–	133,725
Convertible debentures – related party, net of unamortized discount of $6,599
(Note 5(b))	32,112	–
Loan payable - related party (Note 6)	26,605	–
Total Liabilities	118,068	187,556
Contingencies and Commitments (Notes 1 and 9)
Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, US$0.001 par value;
43,654,722 shares issued and outstanding
(December 31, 2007 – 39,012,500 shares)	50,589	45,202
Additional paid-in capital	1,370,075	778,147
Common stock issuable (Note 9(a))	7,673	32,684
Deficit accumulated during the development stage	(1,505,671)	(973,129)
Total Stockholders’ Deficit	(77,334)	(117,096)
Total Liabilities and Stockholders’ Deficit	40,734	70,460

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)

	Accumulated from
	March 26, 1999	For the Three	For the Three	For the Nine	For the Nine
	(Date of Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$
Revenue	–	–	–	–	–
Expenses
Depreciation	10,089	1,355	1,373	4,066	3,442
Foreign exchange loss	8,779	1,254	9,379	805	9,138
General and administrative	1,072,097	114,364	255,273	323,371	407,411
Research and development	51,821	–	–	3,755	(14,870)
Total Operating Expenses	1,142,786	116,973	266,025	331,997	405,121
Loss From Operations	(1,142,786)	(116,973)	(266,025)	(331,997)	(405,121)
Other Expenses
Accretion of discounts on convertible
debentures	(317,609)	(104,865)	(39,944)	(183,884)	(93,781)
Interest expense	(45,276)	(836)	(8,111)	(16,661)	(20,132)
Total Other Expenses	(362,885)	(105,701)	(48,055)	(200,545)	(113,913)
Net Loss for the Period	(1,505,671)	(222,674)	(314,080)	(532,542)	(519,034)
Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.01)	(0.02)
Weighted Average Shares Outstanding		43,228,000	38,866,000	40,920,000	30,610,000

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(532,542)	(519,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	183,884	93,781
Depreciation	4,066	3,442
Stock-based compensation	39,867	180,869
Foreign exchange translation loss	1,661	–
Changes in operating assets and liabilities:
Amounts receivable	(57)	(13,394)
Prepaid expenses	(816)	(2,321)
Accounts payable and accrued liabilities	34,345	(15,313)
Accrued interest payable	16,667	–
Due to related parties	(1,957)	(2,827)
Net Cash Used In Operating Activities	(254,882)	(274,797)
Investing Activities
Purchase of equipment	–	(13,617)
Net cash acquired on business acquisition	–	178,365
Net Cash Provided by Investing Activities	–	164,748
Financing Activities

Proceeds from loan payable	26,388	–
Proceeds from convertible debt	36,961	–
Proceeds from issuance of shares	165,000	–
Proceeds from share subscriptions received	–	240,502
Net Cash Provided by Financing Activities	228,349	240,502
(Decrease) Increase in Cash	(26,533)	130,453
Cash - Beginning of Period	46,192	1,191
Cash - End of Period	19,659	131,644

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company is dependent upon the ability of the Company to obtain necessary equity/debt financing and/or generate revenue and attain profitable operations. As at September 30, 2008, the Company has working capital deficit of $34,895, has incurred losses totalling $1,505,671 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $165,000 for research and development activities, and approximately $220,000 for other operational costs. The Company had $19,659 in cash on hand at September 30, 2008. The Company currently has no revenues and must rely on the sale of equity securities to fund operations. The Company will require additional funding from the sale of equity or debt financing to meet future estimated expenditures over the next twelve months. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	b)	Interim Financial Statements (continued)

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2008, and the results of its operations and consolidated cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The fair values of cash, amounts receivable, accounts payable, accrued liabilities, amounts due to related parties, convertible debts and loan payable approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

	g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	h)	Foreign Currency Translation

Effective on the closing of the Asset Acquisition Agreement on February 26, 2007, the Company’s functional and reporting currency changed to the Canadian dollar. Occasional transactions may occur in United States dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in United States currency are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in United States currency are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in United States dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the - acquire at the acquisition date, measured at their fair values as of that date. SFAS 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities - an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

3.	Property and Equipment

			September 30,	December 31, 2007
			2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Equipment	13,617	4,647	8,970	11,575
Computer equipment	3,283	1,769	1,514	1,953
Office furniture	9,467	3,673	5,794	6,816

	26,367	10,089	16,278	20,344

4.	Related Party Transactions

a)

As at September 30, 2008, the Company owes a company controlled by the President of the Company $1,906 (December 31, 2007 - $1,906) for payment of expenses on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. On February 26, 2007, the Company issued a convertible debenture in exchange for $211,179 owed to this company. Refer to Note 5(a).

	b)	On February 26, 2007, the Company issued a convertible debenture in exchange for $106,200 owed to a company controlled by the director of the Company. Refer to Note 5(a).

	c)	On July 30, 2008, the Company received US$36,376 from a company controlled by the President of the Company in exchange for a convertible debenture. Refer to Note 5(b).

	d)	On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company and received a loan of US$25,000. Refer to Note 6.

5.	Convertible Debentures

a)

On February 26, 2007, the Company issued two unsecured convertible debentures in exchange for amounts owing to related parties (refer to Note 4) with an aggregate principal amount of $317,379, bearing interest at 10% per annum, and due on February 28, 2009. The convertible debentures are convertible into the Company’s common shares at a conversion rate of $0.10 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $317,379 as additional paid-in capital and reduced the carrying value of the convertible debentures to $nil. The Company will record accretion expense over the term of the convertible debentures up to their face value of $317,379. On July 10, 2008, the convertible debentures were converted and the Company issued 3,609,137 shares of common stock in satisfaction of all principal and accrued interest due under the two convertible debentures. Refer to Note 7(b).

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

5.	Convertible Debentures (continued)

b)

On July 30, 2008, the Company entered into a convertible loan agreement with a company controlled by the President of the Company. The Company received US$36,376 which bears interest at 10% per annum and is due five years from the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. The loan is convertible into shares of common stock at a conversion price of US$0.17 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,420 as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,956. The Company will record accretion expense over the term of the convertible debenture up to their face value of US$36,376. To September 30, 2008, US$218 has been accreted increasing the carrying value of the convertible debenture to US$30,174. The carrying value of the convertible debenture was $32,112 after translation into Canadian dollars as at September 30, 2008.

6.	Loan Payable

On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received $26,388 (US$25,000) which is non-interest bearing and is due five years from the advancement date. The loan payable was $26,605 after translation into Canadian dollars as at September 30, 2008.

7.	Common Stock

a)

On February 12, 2008, the Company issued 970,585 units at $0.17 per unit for proceeds of $165,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at $0.30 per share expiring two years from the closing date.

b)

On July 10, 2008, the Company issued 3,609,137 shares of common stock pursuant to the conversion of convertible notes issued on February 26, 2007. Of this amount, 2,401,464 shares of common stock were issued to a company in which the President of the Company holds a minority interest and 1,207,673 shares of common stock were issued to a company controlled by another director of the Company. The shares were issued in satisfaction of all principal and accrued interest due under the two convertible notes. Refer to Notes 4 and 5(a).

	c)	On August 19, 2008, the Company issued 62,500 with a fair value of $32,684 to a former employee of the Company for consulting services rendered. Refer to Note 9(a).

8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance – December 31, 2007	4,925,000	US$0.52

Issued	1,158,085	US$0.39
Expired	4,737,500	US$0.50

Balance – September 30, 2008	1,345,585	US$0.39

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

8.	Share Purchase Warrants (continued)

As at September 30, 2008, the following common share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

187,500	US$1.04	July 28, 2009
970,585	US$0.30	February 12, 2010
187,500	US$0.23	July 28, 2010

1,345,585

9.	Commitments

a)

On July 28, 2006, the Company entered into a contract with a former employee of the Company for consulting services to be rendered. The former employee is to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2006 (issued), 2007 (issued), 2008, and 2009. As at September 30, 2008, the Company had yet to issue 62,500 shares due on July 28, 2008. The fair value of the 62,500 shares of common stock issued is $7,673 and has been recorded as common stock subscribed. On September 12, 2008, the former employee resigned but the contract remains effective.

b)

On September 15, 2008, the Company entered into a consulting agreement with the former employee in Note 9(a), for administrative services. Pursuant to the agreement, the Company agreed to pay the former employee $6,800 per month.

10.	Subsequent Event

On October 16, 208, the Company entered into a convertible loan agreement with the President of the Company. The Company received US$50,000 which bears interest at 10% per annum and is due five years from the advancement date. The loan is convertible into shares of common stock at a conversion price of US$0.07 per share.

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

Environmental Control Corp.
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

Effective September 5, 2008, we entered into a loan agreement with 51644 Newfoundland and Labrador Inc., a company of which a director and officer of our company holds a controlling interest. Under the terms of the loan agreement, 51644 Newfoundland has agreed to loan our company up to $25,000. The loan is non-intererst bearing. The principal amount of the loan is due and payable five years from the advancement date. Proceeds of the loan are to be used to further business development and research and development activities.

Effective October 16, 2008, we entered into a convertible loan agreement with Albert E. Hickman, a director and officer of our company. Under the terms of the convertible loan agreement, Mr. Hickman has agreed to loan our company up to $ 50,000. The loan is convertible into shares of common stock at a conversion price of $0.07 per share. The loan will bear interest at a rate of 10% per annum. The principal amount of the loan is due and payable five years from the advancement date. Proceeds of the loan are to be used to repay an outstanding loan of $25,000 owing to 51644 Newfoundland and Labrador Inc., and to further business development and research and development activities.

Results of Operations

Three month Summary ending September 30, 2008 and 2007

		Three Months Ended
		September 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$116,973		$266,025
Net Loss		$222,674		$314,080

Expenses

Our operating expenses for the three month periods ended September 30, 2008 and September 30, 2007 are outlined in the table below:

		Three Months Ended
		June 30
		2008		2007
Depreciation		$1,355		$1,373
Foreign exchange gain		$1,254		$9,379
General and administrative		$114,364		$255,273
Research and development	$	Nil	$	Nil

Operating expenses for the three months ended September 30, 2008, decreased by 41% as compared to the comparative period in 2007 primarily as a result of a decrease in management fees, accounting fees, and legal fees for services relating to both corporate filings as well as intellectual property.

Nine month Summary ending September 30, 2008 and 2007

		Nine Months Ended
		September 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$331,997		$405,121
Net Loss		$532,542		$519,034

Expenses

Our operating expenses for the nine month periods ended September 30, 2008 and September 30, 2007 are outlined in the table below:

	Nine Months Ended
	September 30
	2008	2007
Depreciation	$4,066	$3,442
Foreign exchange loss (gain)	$805	$9,138
General and administrative	$323,371	$407,411
Research and development	$3,755	(14,870)

Operating expenses for the nine months ended September 30, 2008, decreased by 21% as compared to the comparative period in 2007 primarily as a result of a decrease in management fees, accounting fees, and legal fees for services relating to both corporate filings as well as intellectual property.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

As of September 30, 2008, we had not adopted any equity compensation plans and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital

	At	At	Percentage
	Sept. 30,	Dec. 31,	Increase/
	2008	2007	Decrease
Current Assets	$24,456	$50,116	(51.20)%
Current Liabilities	$59,351	$53,831	10.25%
Working Capital (deficit)	$(34,895)	$(3,715)	839.30%

Cash Flows

		Nine Months	Nine Months
		Ended	Ended
		September 30,	September 30,
		2008	2007
Net Cash Used in Operating Activities		$254,882	$274,797
Net Cash Provided by Investing Activities	$	Nil	$164,748
Net Cash Provided by Financing Activities		$228,349	$240,502
Increase in Cash During the Period		$(26,533)	$130,453

In the next twelve months we anticipate spending $165,000 on research and development, $80,000 on sales and marketing and $140,000 on administrative expenses. Our cash on hand at September 30, 2008 was $19,659. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $385,000 over the next 12 months to pay for our ongoing expenses. These expenses include sales and marketing, research and development, manufacturing and engineering, and general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Item 3. Quantitative Disclosures About Market Risks.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of September 30, 2008 based on criteria established in

Internal Control—Integrated Framework issued by COSO.

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

Item 1A. Risk Factors.

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

Our company has had negative cash flows from operations and we may continue to have negative cash flows. We have estimated that we will require approximately $385,000 to carry out our business plan for the twelve months ending September 30, 2009. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Since inception through September 30, 2008, we have incurred aggregate net losses of $1,505,671 and we had working capital deficit of $34,895 as of September 30, 2008. There is no assurance that we will ever operate profitably or will ever generate positive cash flow in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Effective September 12, 2008, Steve Norris resigned as manager, business development of our company.

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

ENVIRONMENTAL CONTROL CORP.
(Registrant)

Dated: November 14, 2008	/s/ Albert E. Hickman
Albert E. Hickman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2008	/s/ Gary Bishop
Gary Bishop
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)