Form 10-K
period 2008-12-31
ENVIRONMENTAL CONTROL CORP.
filed 2009-03-31
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-109990

Environmental Control Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-362387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Kenmount Road, St. John’s, NL	A1B 3N7
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 888.669.3588

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ]  No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [  ]  No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ x ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 27, 2009 was $3,479,409.28 based on a $0.08 closing price for the Common Stock on March 27, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

45,369,068 Common Shares issued & outstanding as of March 27, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, and “EVCC” mean Environmental Control Corp. a Nevada corporation, unless otherwise indicated and the term “ECC” means Environmental Control Corporation, a private Canadian company with which we have acquired all of their principal assets.

Corporate Overview

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

Corporate History

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

Our catalytic muffler technology is registered for two patents in the United States under the titles of “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler”. We also hold two patents in Canada under the same titles and we also hold one patent in Europe under the title of “Reverse Flow Catalytic Muffler”. The filing numbers are located below:

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

Principal Products

Our principal product is a catalytic muffler, which combines a muffler and a catalytic converter into one unit. We have used a unique approach to develop this emission control device, making it far more effective in reducing the emissions of spark ignition engines (oxides of nitrogen, carbon monoxide, volatile organic compounds and hydrocarbons) without compromising on the side of engine performance. This patented technology is linearly designed and can be modified to fit virtually any combustion engine.

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

Research and Development

We anticipate expending approximately $165,000 during the twelve-month period ending December 31, 2009 on research and development activities, which would include approximately $105,000 on testing programs and $60,000 on prototype manufacturing and engineering.

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

Competition

There are numerous domestic and foreign companies of various sizes who manufacture catalytic converters. Many of these companies have longer operating histories, greater financial, sales, marketing, technological resources and longer established client relationships than we have. However, we are unaware of any companies whose products are able to reach comparable levels of emission reduction on small spark-ignition engines. As a result, we believe that we do not face any direct competition from competitors. Nonetheless, in the future we may face competition as a result of shifts in market share due to technological innovation, changes in product emphasis and applications and new companies entering the market place who may have greater capabilities or better prospects.

Manufacturing and Engineering

Our engineering and product design is led by Glenn Knight, our Chief Scientific Officer and the inventor of our catalytic muffler technology. We intend to contract out the manufacturing of our catalytic muffler to an outside source.

Intellectual Property

Our catalytic muffler technology is registered for two patents in the United States under the titles of “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler”. We also hold two patents in Canada under the same titles and we also hold one patent in Europe under the title of “Reverse Flow Catalytic Muffler”. The filing numbers are located below:

U.S.A.	6,622,482
7,018,590

Canada	2,448,742
2,448,648

Europe	02742591.7

Employees

As of March 11, 2009, we had 1 full-time employee. Depending on the scale of our growth and the development of our business we may hire additional employees in the next twelve months.

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

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Item 1A.	Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative as our business is still in an early growth stage of its development. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

If we are not able to devote adequate resources to product development and commercialization, we may not be able to develop our products and our ability to generate revenues will be adversely affected.

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

The commercial viability of our catalytic muffler remains largely unproven and we may not be able to attract customers which will significantly and negatively impact our financial condition.

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

Our company has had negative cash flows from operations. We have estimated that we will require approximately $385,000 to carry out our business plan for the twelve months ending December 31, 2009.

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

Since inception through December 31, 2008, we have incurred aggregate net losses of $1,603,578 and we had working capital of $43,533 as of December 31, 2008. There is no assurance that we will ever operate profitably or will ever generate positive cash flow in the future.

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

Item 2.	Properties

Our principal executive offices are located at 85 Kenmount Road, St. John’s NL, Canada. In addition, we lease an office at Suite 605 – 1525 Robson Street, Vancouver, British Columbia, Canada at a cost of $2,000 per month. We do not anticipate that we will require any additional premises in the foreseeable future.

Item 3.	Legal Proceedings

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

Item 4.	Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

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

The high and low bid prices of our shares of common stock for the periods indicated below are as follows: (to be updated)

Quarter Ended	High	Low
31-Dec-05	$n/a	$n/a
31-Mar-06	$n/a	$n/a
30-Jun-06	$1.70	$0.60
30-Sep-06	$1.30	$0.40
31-Dec-06	$1.85	$0.60
31-Mar-07	$7.74	$1.33
30-Jun-07	$2.59	$1.13
30-Sep-07	$1.28	$0.38
31-Dec-07	$0.65	$0.25
31-Mar-08	$0.29	$0.18
30-Jun-08	$0.29	$0.09
30-Sep-08	$0.24	$0.09
31-Dec-08	$0.14	$0.04

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Empire Stock Transfer Inc., 2470 Saint Rose Pkwy, Suite 304, Henderson, Nevada, 89074 (Telephone: 702.818.5898; Facsimile: 702.974.1444) .

On March 27, 2008, the list of stockholders for our shares of common stock showed 30 registered stockholders and 45,369,068 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on July 18, 2003. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at December 31, 2008.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	375,000	$0.635	187,500
Total	375,000	$0.635	187,500

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2008.

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

On May 29, 2007, we issued 150,000 shares of common stock pursuant to the exercise of share purchase warrants at an exercise price of US$0.50 per share. The shares were issued to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. (these 150,000 shares are included in the total 450,000 shares issued July 30th)

On February 26, 2007, pursuant to an asset acquisition agreement, we issued 22,500,000 post-split shares of our restricted common stock to ECC. In addition, we issued convertible promissory notes to certain creditors of ECC whereby we are obligated to pay them 10% interest per annum on a total of $317,379 outstanding to them. As well, each creditor has the option to convert a portion or all of the outstanding principal into our post-split common stock at a rate of $0.10 per share.

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

On July 28, 2007, we committed 62,500 restricted shares to an employee of our company. In addition to the shares, we committed 187,500 restricted warrants.

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

On February 14, 2008, we issued 970,585 units at $0.17 per unit for proceeds of $165,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at $0.30 per share expiring two years from the closing date.

On July 10, 2008, we issued 3,609,137 shares of common stock pursuant to the conversion of convertible notes issued on February 26, 2007. Of this amount, 2,401,464 shares of common stock were issued to a company in which the president of our company holds a minority interest and 1,207,673 shares of common stock were issued to a company controlled by another director of our company. The shares were issued in satisfaction of all principal and accrued interest due under the two convertible notes.

On August 19, 2008, we issued 62,500 shares of common stock with a fair value of $32,684 to a former employee of our company for consulting services rendered.

On November 20, 2008, we issued 75,000 restricted shares of common stock with a fair value of $3,374 for investor relations services.

Effective December 23, 2008, we closed a private placement and received stock subscriptions for 1,639,346 units at US$0.05 per unit for proceeds of $100,000. Each unit will consist of one share of common stock and two share purchase warrants. Each share purchase warrant will entitle the holder to purchase one share of common stock at $0.11 per share expiring two years from the closing date. These shares were issued after December 31, 2008.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2008 and December 31, 2007 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Our plan for the twelve months following the date of this report is to continue establishing new relationships with potential clients, and to translate both new and existing relationships into sales for our company. We are currently working on a project to successfully meet the durability requirements on a two-

stroke engine in accordance with US and Canada regulations. We hope to complete this project in the coming year and subsequently translate these results into sales for our company.

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

Estimated Funding Required During the Twelve Month Period Ending December 31, 2009
Operating expenses
Sales and Marketing	$110,000
Research and Development	105,000
Manufacturing and Engineering	60,000
General and Administrative	110,000
Total Operating Expenses	385,000
Capital expenditures	0
Total	$385,000

At December 31, 2008, we had working capital of $43,533. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending December 31, 2009.

General and Administrative Expenses

We expect to spend $110,000 during the twelve-month period ending December 31, 2009 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We anticipate that we will expend $165,000 on research and development, manufacturing and engineering over the twelve months ending December 31, 2009.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending December 31, 2009.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. As at December 31, 2008, we had one (1) employee other than our directors and officers.

Results of Operations for the Years Ended December 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2008 and 2007.

Our operating results for the years ended December 31, 2008 and 2007 are summarized as follows:

		Year Ended
		December 31
		2008		2007

Revenue	$	Nil	$	Nil
Operating Expenses		$427,207		$498,188
Other Expenses		$203,242		$162,340
Net Loss		$630,449		$660,528

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended December 31, 2008 and December 31, 2007 are outlined in the table below:

	Year Ended
	December 31

	2008	2007

Depreciation	$5,422	$4,584
Foreign exchange loss	$9,532	$7,974
General and administrative	$399,397	$483,429
Research and development	$12,856	$2,201

The decrease in operating expenses for the year ended December 31, 2008, compared to the same period in fiscal 2007, was mainly due to a decrease in general and administrative expenses of $399,397 (2007: $483,429).

Liquidity and Financial Condition

As of December 31, 2008, our total assets were $141,298 and our total current liabilities were $82,843 and we had a working capital surplus of $43,533. Our financial statements report a net loss of $633,058 for the year ended December 31, 2008, and a net loss of $1,606,187 for the period from March 26, 1999 (date of inception) to December 31, 2008.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At	At
		December 31,	December 31,
		2008	2007

Net Cash (Used in) Operating Activities		$(331,403)	$(362,855)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$164,748
Net Cash Provided by Financing Activities		$410,502	$243,108
Increase In Cash During The Period		$79,059	$45,001

We had cash in the amount of $125,251 as of December 31, 2008 as compared to $46,192 as of December 31, 2007. We had a working capital surplus of $43,533 as of December 31, 2008 compared to working capital deficit of $3,715 as of December 31, 2007.

Our principal sources of funds have been from sales of our common stock, short term loans and advances from related parties.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

(Loss) Per Share

Our company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive.

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2007 and 2006, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Foreign Currency Translation

Effective on the closing of the Asset Acquisition Agreement on February 26, 2007, our company's functional and reporting currency changed to the Canadian dollar. Occasional transactions may occur in United States dollars and management has adopted SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in United States currency are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in United States currency are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in United States dollars. Our company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based Compensation

Our company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. Our company has not issued any stock options since its inception. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Income Tax

Our company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our company's financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 18, 2009.

Audited Balance Sheet as at December 31, 2008.

Audited Statements of Operations for the year ended December 31, 2008 and for the year ended December 31, 2007.

Audited Statements of Changes in Stockholders' Equity for the year ended December 31, 2008 and for the year ended December 31, 2007.

Audited Statements of Cash Flows for the year ended December 31, 2008 and for the year ended December 31, 2007.

Notes to the Financial Statements.

Environmental Control Corp.
(A Development Stage Company)
December 31, 2008

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

Environmental Control Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Environmental Control Corp. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from March 6, 1999 (Date of Inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Control Corp. (A Development Company) as of December 31, 2008 and 2007, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from March 6, 1999 (Date of Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 18, 2009

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

	December 31,	December 31,
	2008	2007
	$	$
ASSETS
Current Assets
Cash	125,251	46,192
Amounts receivable	–	2,478
Prepaid expenses	1,125	1,446
Total Current Assets	126,376	50,116
Property and equipment (Note 3)	14,922	20,344
Total Assets	141,298	70,460
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	50,420	16,292
Accrued liabilities	2,363	6,150
Accrued convertible interest payable (Note 5)	3,154	27,526
Advances from related parties (Notes 6(b) and (c))	26,906	3,863
Total Current Liabilities	82,843	53,831
Convertible debentures issued to related parties (Note 5)	81,094	133,725
Advances from related parties (Note 6(a))	30,615	–
Total Liabilities	194,552	187,556
Contingencies and Commitments (Notes 1 and 9)
Stockholders’ Deficit
Common stock, 75,000,000 shares authorized, US$0.001 par value; 43,729,722
shares issued and outstanding (2007 – 39,012,500)	50,676	45,202
Additional paid-in capital	1,391,975	778,147
Common stock to be issued (Notes 7(e) and 9(a))	107,673	32,684
Deficit accumulated during the development stage	(1,603,578)	(973,129)
Total Stockholders’ Deficit	(53,254)	(117,096)
Total Liabilities and Stockholders’ Deficit	141,298	70,460

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)

	Accumulated from
	March 6, 1999	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2008	2008	2007
	$	$	$
Revenue	–	–	–
Expenses
Depreciation	11,445	5,422	4,584
Foreign exchange loss	17,506	9,532	7,974
General and administrative	1,148,123	399,397	483,429
Research and development	60,922	12,856	2,201
Total Operating Expenses	1,237,996	427,207	498,188
Loss From Operations	(1,237,996)	(427,207)	(498,188)
Other Expenses
Accretion of discounts on convertible debentures	(317,920)	(184,195)	(133,725)
Interest expense	(47,662)	(19,047)	(28,615)
Total Other Expenses	(365,582)	(203,242)	(162,340)
Net Loss for the Period	(1,603,578)	(630,449)	(660,528)
Net Loss Per Share – Basic and Diluted		(0.02)	(0.02)
Weighted Average Shares Outstanding		41,610,000	38,740,000

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)

	Accumulated from
	March 6, 1999	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss for the period	(1,603,578)	(630,449)	(660,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	317,920	184,195	133,725
Depreciation	12,496	5,422	4,584
Stock-based compensation	224,258	43,840	180,418
Foreign exchange translation loss	10,863	10,863	–
Changes in operating assets and liabilities:
Amounts receivable	820	2,478	(381)
Prepaid expenses	–	1,446	(1,446)
Accounts payable and accrued liabilities	(17,551)	31,599	(46,753)
Accrued convertible interest payable	46,689	19,163	27,526
Net Cash Used In Operating Activities	(1,008,083)	(331,443)	(362,855)
Investing Activities
Purchase of equipment	(13,617)	–	(13,617)
Net cash acquired on business acquisition	178,365	–	178,365
Net Cash Provided by Investing Activities	164,748	–	164,748
Financing Activities

Proceeds from advances from related parties	153,476	49,431	2,155
Proceeds from convertible debt issued to related parties	96,071	96,071	–
Proceeds from issuance of shares	405,953	165,000	240,953
Proceeds from share subscriptions received	100,000	100,000	–
Advances from related party	213,086	–	–
Net Cash Provided by Financing Activities	968,586	410,502	243,108
Increase in Cash	125,251	79,059	45,001
Cash - Beginning of Period	–	46,192	1,191
Cash - End of Period	125,251	125,251	46,192

Non-Cash Investing and Financing Activities
Common shares issued upon conversion of debt	360,914	360,914	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.
(A Development Stage Company)
Statements of Stockholders’ Deficit
From March 6, 1999 (Date of Inception) to December 31, 2008
(Expressed in Canadian Dollars)

					Deficit
					Accumulated
			Additional	Common	During the
	Common		Paid-in	Stock	Development
	Stock	Amount	Capital	To Be Issued	Stage	Total
	#	$	$	$	$	$
Net loss for the period from March 6, 1999 to
December 31, 1999	–	–	–	–	(24,621)	(24,621)
Balance – December 31, 1999 (unaudited)	–	–	–	–	(24,621)	(24,621)
Net loss for the year	–	–	–	–	(22,836)	(22,836)
Balance – December 31, 2000 (unaudited)	–	–	–	–	(47,457)	(47,457)
Net loss for the year	–	–	–	–	(56,302)	(56,302)
Balance – December 31, 2001 (unaudited)	–	–	–	–	(103,759)	(103,759)
Net loss for the year	–	–	–	–	(20,257)	(20,257)
Balance – December 31, 2002 (unaudited)	–	–	–	–	(124,016)	(124,016)
Net loss for the year	–	–	–	–	(14,264)	(14,264)
Balance – December 31, 2003 (unaudited)	–	–	–	–	(138,280)	(138,280)
Net loss for the year	–	–	–	–	(52,369)	(52,369)
Balance – December 31, 2004 (unaudited)	–	–	–	–	(190,649)	(190,649)
Net loss for the year	–	–	–	–	(16,194)	(16,194)
Balance – December 31, 2005 (unaudited)	–	–	–	–	(206,843)	(206,843)
Net loss for the year	–	–	–	–	(105,758)	(105,758)
Balance – December 31, 2006	–	–	–	–	(312,601)	(312,601)
February 26, 2007 – Recapitalization Transactions
Shares of Environmental Control Corp.	41,000,000	47,572	(81,656)	34,084	–
Return and cancellation of shares	(25,000,000)	(29,000)	29,000	–	–
Shares issued to shareholders of Environmental
Control Corp. (private company) to effect the
reverse merger	22,500,000	26,107	(26,107)	–	–
Net assets acquired in reverse merger	–	–	117,283	–	–	117,283
Shares issued for services – pre-recapitalization	62,500	73	34,011	(34,084)	–
Intrinsic value of beneficial conversion feature of
convertible debentures (Note 5(a))	–	–	317,379	–	–	317,379
Fair value of share purchase warrants issued	–	–	147,734	–	–	147,734
Shares issued pursuant to the exercise of share
purchase warrants	450,000	450	240,503	–	–	240,953
Common stock subscribed (Note 7(c))	–	–	–	32,684	–	32,684
Net loss for the year	–	–	–	–	(660,528)	(660,528)
Balance – December 31, 2007	39,012,500	45,202	778,147	32,684	(973,129)	(117,096)

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.
(A Development Stage Company)
Statements of Stockholders’ Deficit
From March 6, 1999 (Date of Inception) to December 31, 2008
(Expressed in Canadian Dollars)

					Accumulated
			Additional	Common	During the
	Common		Paid-in	Stock	Development
	Stock	Amount	Capital	To Be Issued	Stage	Total
	#	$	$	$	$	$
Balance – December 31, 2007	39,012,500	45,202	778,147	32,684	(973,129)	(117,096)
Shares issued for cash	970,585	1,126	163,874	–	–	165,000
Issuance of shares on conversion of convertible debt
(Note 5(a))	3,609,137	4,188	356,726	–	–	360,914
Shares issued for services (Note 9(c))	75,000	87	3,287	–	–	3,374
Shares issued for services (Note 7(c))	62,500	73	32,611	(32,684)	–	–
Shares issuable for services (Note 9(a))	–	–	–	7,673	–	7,673
Common stock subscribed (Note 7(e))	–	–	–	100,000	–	100,000
Intrinsic value of beneficial conversion feature (Note
5(b))	–	–	6,523	–	–	6,523
Intrinsic value of beneficial conversion feature of
convertible debentures (Note 5(c))	–	–	16,889	–	–	16,889
Stock-based compensation	–	–	33,918	–	–	33,918
Net loss for the year	–	–	–	–	(630,449)	(630,449)
Balance – December 31, 2008	43,729,722	50,676	1,391,975	107,673	(1,603,578)	(53,254)

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

On March 20, 2006, management changed its primary business focus to that of development of emission control devices for small spark ignition combustion engines. On March 20, 2006, the Company entered into an Asset Acquisition Agreement (the “Agreement”) to acquire the principal assets of Environmental Control Corp. (“ECC”), a private Canadian based company. The Company is in the development stage as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” On April 4, 2006, the Company authorized a 5:1 stock split to be applied retroactively. In addition, the Company increased its authorized share capital to 200,000,000 common shares. All share amounts stated herein have been restated to reflect the stock split. On February 26, 2007, the acquisition of the business of ECC was completed through the issuance of 22,500,000 shares of common stock. Prior to the acquisition of ECC, the Company was a non-operating shell company. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of SFAS No. 141, “Business Combinations”. Under recapitalization accounting, ECC is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of the Company since the effective date of the recapitalization (February 26, 2007) and the historical accounts of the business of ECC since inception on March 6, 1999.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2008, the Company has working capital of $43,533, has incurred losses totalling $1,603,578 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $165,000 for research and development activities, and approximately $220,000 for other operational costs to be incurred during the year ended December 31, 2009. The Company had $125,251 in cash on hand at December 31, 2008. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company will require additional funding from the sale of equity or debt financing to meet future estimated expenditures over the next twelve months. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. As at December 31, 2008, the Company has 1,345,585 (2007 – 4,925,000) dilutive securities outstanding.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Financial Instruments

The fair values of cash, accounts payable and advances from related parties disclosed in Note 6(b) approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair values of advances from related parties disclosed in Note 6(a) and convertible debentures issued to related parties approximate their carrying values. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	m)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recently Issued Accounting Pronouncements (continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

3.	Property and Equipment

			December 31,	December 31, 2007
			2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Equipment	13,617	5,515	8,102	11,575
Computer equipment	3,283	1,916	1,367	1,953
Office furniture	9,467	4,014	5,453	6,816

	26,367	11,445	14,922	20,344

4.	Related Party Transaction

During the year ended December 31, 2008, the Company recognized $24,000 (2007 – 20,000) for rent due to a company controlled by the director of the Company. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related parties.

5.	Convertible Debentures Issued to Related Parties

a)

On February 26, 2007, the Company issued two unsecured convertible debentures in exchange for amounts owing to related parties with an aggregate principal amount of $317,379, bearing interest at 10% per annum, and due on February 28, 2009. The convertible debentures were convertible into the Company’s common shares at a conversion rate of $0.10 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $317,379 as additional paid- in capital and reduced the carrying value of the convertible debentures to $nil. The carrying value of the convertible debentures was to be accreted over the term of the convertible debentures up to their face value of $317,379. On July 10, 2008, the convertible debentures were converted and the Company issued 3,609,137 shares of common stock in satisfaction of all principal and accrued interest due under the two convertible debentures. Refer to Note 7(b). Upon conversion, the remaining discount was recognized as accretion expense.

b)

On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. The loan and any unpaid interest are convertible into shares of common stock at a conversion price of US$0.17 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at December 31, 2008, the carrying value of the convertible debenture was $37,026 after translation into Canadian dollars.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

5.	Convertible Debentures Issued to Related Parties (continued)

c)

On October 16, 2008, the Company entered into a convertible debenture agreement with the President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. The loan and any unpaid interest at the conversion date are convertible into shares of common stock at a conversion price of US$0.07 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at December 31, 2008, the carrying value of the convertible debenture was $44,068 after translation into Canadian dollars

6.	Advances From Related Parties

a)

On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. The loan payable was $30,615 after translation into Canadian dollars as at December 31, 2008.

b)

On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at December 31, 2008, the Company owed this company $1,906 (2007 - $1,906) for payment of expenses on behalf of the Company.

c)

As at December 31, 2007, the Company owed a company controlled by the director of the Company $1,957 for payment of expenses on behalf of the Company. The amount was unsecured, non-interest bearing, and due on demand.

7.	Common Stock Pre-Recapitalization Transactions:

	a)	In March 2004, the Company issued 25,000,000 shares of common stock at $0.0002 per share for proceeds of $5,000.

	b)	In July 2004, the Company issued 7,000,000 shares of common stock at $0.002 per share for proceeds of $14,000.

	c)	In August 2004, the Company issued 5,500,000 shares of common stock at $0.002 per share for proceeds of $11,000.

	d)	On April 4, 2006, the Company completed a private placement for 3,500,000 shares of common stock at $0.123 per share for proceeds of $430,100 (Cdn$500,000). In addition, the Company issued 5,000,000 share purchase warrants to the investors, pro-rata to the number of common shares purchased, at an exercise price of Cdn$0.50 per share expiring on April 4, 2008.

	e)	On July 28, 2006, the Company was obligated to issue 62,500 shares of common stock to an employee pursuant to an agreement. The fair value of $34,084 was recorded as common stock to be issued. The shares were issued on March 15, 2007.

Recapitalization Transactions:

	f)	On February 26, 2007, two former directors of the Company returned 25,000,000 shares of common stock to the Company for cancellation for no consideration.

	g)	On February 26, 2007, the Company issued 22,500,000 shares of common stock upon the closing of the Agreement described in Note 1.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

7.	Common Stock (continued) Post-Recapitalization Transactions:

h)
On July 28, 2007, the Company was obligated to issue 62,500 shares of common stock to an employee pursuant to an agreement. As at December 31, 2007, the fair value of $32,684 has been recorded as common stock to be issued.

	i)	On July 30, 2007, the Company issued 450,000 shares of common stock upon the exercise of 450,000 of share purchase warrants for proceeds of $240,953 (US$225,000).

j)

On February 12, 2008, the Company issued 970,585 units at US$0.17 per unit for gross proceeds of $165,000 (US$165,000). Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at US$0.30 per share expiring two years from the closing date.

k)

On July 10, 2008, the Company issued 3,609,137 shares of common stock pursuant to the conversion of convertible notes issued on February 26, 2007, and accrued interest thereon. Upon conversion, 2,401,464 shares of common stock were issued to a company in which the President of the Company holds a minority interest and 1,207,673 shares of common stock were issued to a company controlled by another director of the Company. Refer to Note 5(a).

	l)	On August 19, 2008, the Company issued 62,500 shares of common stock with a fair value of $32,684 to a former employee of the Company. Refer to Note 9(a).

	m)	On November 24, 2008, the Company issued 75,000 restricted shares of common stock with a fair value of $3,374 for investor relations services. Refer to Note 9(c).

n)

Effective December 23, 2008, the Company received stock subscriptions and closed a private placement for 1,639,346 units at US$0.05 per unit for gross proceeds of $100,000 (US$81,967). Each unit will consist of one share of common stock and two share purchase warrants. Each share purchase warrant will entitle the holder to purchase one share of common stock at US$0.11 per share expiring two years from the closing date. As at December 31, 2008, these shares have not been issued and have been recorded as common stock to be issued. Refer to Note 11.

8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Balance – December 31, 2007	4,925,000	US$0.52

Issued	1,158,085	US$0.39
Expired	(4,737,500)	US$0.50

Balance – December 31, 2008	1,345,585	US$0.39

As at December 31, 2008, the following common share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

187,500	US$1.04	July 28, 2009
970,585	US$0.30	February 12, 2010
187,500	US$0.23	July 28, 2010

1,345,585

9.	Commitments

a)

On July 28, 2006, the Company’s board of directors resolved to issue certain share-based payments to an employee of the Company over a three year period. Under the arrangement, the employee was to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2006 (issued), 2007 (issued), 2008, and 2009. On September 12, 2008, the employee resigned and became a consultant to the Company (refer to Note 9(b)). It was mutually agreed that the former employee remains entitled to the shares and warrants to be issued under the arrangement. As at December 31, 2008, the Company had yet to issue the 62,500 shares due on July 28, 2008. The fair value of these shares on the measurement date of $7,673 has been recorded as common stock to be issued as at December 31, 2008.

b)

On September 15, 2008, the Company entered into a consulting agreement with the former employee in Note 9(a), for administrative services. Pursuant to the agreement, the Company agreed to pay the former employee $6,800 per month.

c)

On November 20, 2008, the Company entered into an investor relations agreement with a company that will perform investor relations services for a period of six months commencing effective September 1, 2008. Pursuant to the terms of this agreement, the Company agreed to pay the company $1,000 per month and to issue 75,000 shares of common stock (issued).

d)

On December 4, 2008, the Company entered into a contribution agreement with National Research Council Canada (“NRC”) to bring the Company’s catalytic muffler technology to commercialization through a two phase research and development project. This agreement becomes effective on April 1, 2009 and terminates on November 30, 2010. Under the agreement, the NRC will reimburse 80% of supported internal salaries up to a maximum of $115,832 and 50% of supported contractor fees up to a maximum of $119,645 incurred on the project.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

10.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2007 – 34%). The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
	$	$

Income tax benefit computed at the statutory rate	220,657	224,579
Permanent differences	(86,479)	(116,040)
Income tax rate change	3,192	–
Change in valuation allowance	(137,370)	(108,539)

Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities as at December 31, 2008 and 2007, after applying enacted corporate income tax rates, are as follows:

	December 31,	December 31,
	2008	2007
	$	$

Deferred income tax assets
Cumulative net operating losses	245,909	108,539
Valuation allowance	(245,909)	(108,539)

Net deferred income tax assets	–	–

The Company has net operating loss carryforwards of $702,598 which expire commencing in 2027.

11.	Subsequent Event

On February 5, 2009, the Company issued 1,639,346 units pursuant to the December 23, 2008, private placement described in Note 7(e).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A (T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed
Albert E. Hickman	President, Chief Executive Officer, Chairman and Director	67	September 22, 2006
Gary Bishop	Chief Financial Officer and Director	48	September 22, 2006
Nils Rodeblad	Director	63	September 22, 2006
Michael J. Mugford	Director	41	September 22, 2006
Edward P. Noonan	Director	68	September 22, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Michael J. Mugford	1(1)	2	N/A

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

Our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our President and Secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated by reference as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Environmental Control Corp., 605- 1525 Robson St. Vancouver, BC V6G 1C3.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2008 and 2007; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Albert E. Hickman President, Chief Executive Officer, Chairman and Director(1)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Gary Bishop Chief Financial Officer and Director(2)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Albert E. Hickman was appointed president, chief executive officer, chairman and director on September 22, 2006.
(2)	Gary Bishop was appointed chief financial officer and director on September 22, 2006.

Stock Options/SAR Grants

During the period from inception (February 17, 2004) to December 31, 2008, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended December 31, 2008 or December 31, 2007 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31 2008.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to December 31, 2008.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

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

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of		Percentage
Name and Address of Beneficial Owner	Beneficial Owner(1)		of Class(2)

Albert E. Hickman 85 Rennie’s Mill Road, St. John’s, Newfoundland, Canada, A1C 3P9	15,000		*

Gary Bishop 5 Lamanch Place, St. John’s, Newfoundland, Canada, A1E 4P6	Nil		N/A

Nils Rodeblad 13 Cedarhurst Place, St. John’s Newfoundland, Canada, AIG 1T8	Nil		N/A

Michael J. Mugford I5365 Brookside Avenue, West Vancouver, British Columbia, Canada, V7W 1N2	1,861,452	(3)	4.10%

Edward P. Noonan 381 Pine Line, Torbay, Newfoundland, Canada, A1K 1A2	Nil		N/A

Environmental Control Corp. 85 Kenmount Road St. John’s, Newfoundland A1B 3N7	22,500,000		49.59%

Hickman Motors Limited PO Box 8340, Stn A St. John’s Newfoundland A1B 3N7	2,401,464		5.29%

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Owner(1)	of Class(2)

All Officers and Directors As a Group (6 persons)	1,876,452	4.13%

* represents an amount less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 27, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based on 45,369,068 shares of common stock outstanding on March 27, 2008.

(3) Securities are held in the name of MJM Enterprises Ltd.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

We currently act with five directors, consisting of Albert E. Hickman, Gary Bishop, Nils Rodeblad, Michael J. Mugford and Edward P. Noonan. We have determined that one of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.	Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2008 and for fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2008 $	December 31, 2007 $
Audit Fees	26,000	27,585
Audit Related Fees	Nil	Nil
Tax Fees	Nil	2,385
All Other Fees	9,000	Nil
Total	35,000	29,970

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).

(10)	Material Contracts

10.1	Asset Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).

10.2	10% Convertible Debenture dated February 26, 2007 issued by our company to MJM Enterprises Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).

10.3	10% Convertible Debenture dated February 26, 2007 issued by our company to Hickman Motors Limited (incorporated by reference from our Current Report on Form 8-K filed on March 6, 2007).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008).

Exhibit	Description
Number

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CONTROL CORP.

/s/ Albert E. Hickman
Albert E. Hickman
President, Chief Executive Officer,
Chairman and Director
(Principal Executive Officer)

Date: March 31, 2009

/s/ Gary Bishop
Gary Bishop
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer,
/s/ Albert E. Hickman	Chairman and Director	March 31, 2009
Albert E. Hickman

/s/ Gary Bishop	Chief Financial Officer and Director	March 31, 2009
Gary Bishop

/s/ Nils Rodeblad	Director	March 31, 2009
Nils Rodeblad

/s/ Michael J. Mugford	Director	March 31, 2009
Michael J. Mugford

/s/ Edward P. Noonan	Director	March 31, 2009
Edward P. Noonan