Form 10-Q
period 2009-03-31
ENVIRONMENTAL CONTROL CORP.
filed 2009-05-15
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number: 333-120682

ENVIRONMENTAL CONTROL CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Kenmount Road
St. John’s, Newfoundland, Canada A1B 3N7
(Address of principal executive offices)

888.669.3588
(Registrant’s telephone number, including area code)
__________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2009 the registrant had 45,369,068 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Environmental Control Corp. follow. All currency references in this report are to Canadian dollars unless otherwise noted.

Environmental Control Corp.
(A Development Stage Company)

March 31, 2009

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

	March 31, 2009 $ (Unaudited)	December 31, 2008 $

ASSET

Current Assets

Cash	29,826	125,251
Prepaid expenses	–	1,125

Total Current Assets	29,826	126,376

Property and equipment (Note 3)	13,939	14,922

Total Assets	43,765	141,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	44,834	50,420
Accrued liabilities	1,999	2,363
Accrued convertible interest payable (Note 5)	5,880	3,154
Advances from related parties (Note 6(b))	26,906	26,906

Total Current Liabilities	79,619	82,843

Convertible debentures issued to related parties (Note 5)	83,481	81,094
Advances from related parties (Note 6(a))	31,240	30,615

Total Liabilities	194,340	194,552

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, US$0.001 par value; 45,369,068 shares issued and outstanding (December 31, 2008 – 43,729,722)	52,578	50,676

Additional paid-in capital	1,490,073	1,391,975

Common stock to be issued (Note 9(a))	7,673	107,673

Deficit accumulated during the development stage	(1,700,899)	(1,603,578)

Total Stockholders’ Deficit	(150,575)	(53,254)

Total Liabilities and Stockholders’ Deficit	43,765	141,298

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)

	Accumulated from March 6, 1999	For the Three Months	For the Three Months
	(Date of Inception)	Ended March 31, 2009	Ended March 31, 2008
	to March 31, 2009	$	$
	$

Revenue	–	–	–

Expenses

Depreciation	12,428	983	1,355
Foreign exchange loss (gain)	21,704	4,198	(668)
General and administrative (Note 4)	1,234,951	86,828	105,305
Research and development	62,855	1,933	–

Total Operating Expenses	1,331,938	93,942	105,992

Loss From Operations	(1,331,938)	(93,942)	(105,992)

Other Expenses

Accretion of discounts on convertible debentures	(320,568)	(2,648)	(39,509)
Interest expense	(48,393)	(731)	(7,913)

Total Other Expenses	(368,961)	(3,379)	(47,422)

Net Loss for the Period	(1,700,899)	(97,321)	(153,414)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		44,713,000	39,524,000

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
	$	$

Operating Activities

Net loss for the period	(97,321)	(153,414)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	731	39,509
Depreciation	983	1,355
Foreign exchange translation loss	4,115	–

Changes in operating assets and liabilities:
Amounts receivable	–	(26)
Prepaid expenses	1,125	(4,226)
Accounts payable and accrued liabilities	(7,706)	31,962
Accrued convertible interest payable	2,648	7,912
Due to related parties	–	44

Net Cash Used In Operating Activities	(95,425)	(76,884)

Financing Activities

Proceeds from issuance of shares	–	165,000

Net Cash Provided by Financing Activities	–	165,000

(Decrease) increase in Cash	(95,425)	88,116

Cash - Beginning of Period	125,251	46,192

Cash - End of Period	29,826	134,308

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

On March 20, 2006, management changed its primary business focus to that of development of emission control devices for small spark ignition combustion engines. On March 20, 2006, the Company entered into an Asset Acquisition Agreement (the “Agreement”) to acquire the principal assets of Environmental Control Corp. (“ECC”), a private Canadian based company. The Company is in the development stage as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. On April 4, 2006, the Company authorized a 5:1 stock split to be applied retroactively. In addition, the Company increased its authorized share capital to 200,000,000 common shares. All share amounts stated herein have been restated to reflect the stock split. On February 26, 2007, the acquisition of the business of ECC was completed through the issuance of 22,500,000 shares of common stock. Prior to the acquisition of ECC, the Company was a non-operating shell company. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of SFAS No. 141, “Business Combinations”. Under recapitalization accounting, ECC is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of the Company since the effective date of the recapitalization (February 26, 2007) and the historical accounts of the business of ECC since inception on March 6, 1999.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2009, the Company has a working capital deficit of $49,793, has incurred losses totalling $1,700,899 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $165,000 for research and development activities, and approximately $220,000 for other operational costs. The Company had $29,826 in cash on hand at March 31, 2009. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company will require additional funding from the sale of equity or debt financing to meet future estimated expenditures over the next twelve months. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company’s fiscal year end is December 31.

b)	Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10K filed March 31, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2009, and the results of its operations and cash flows for the three month periods ended March 31, 2009 and 2008. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e)	Financial Instruments and Fair Value Measures

SFAS No. 157, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, advances from related parties and convertible debentures issued to related parties. Pursuant to SFAS No. 157, the fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company estimates that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

f)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive. As at March 31, 2009, the Company has 5,552,538 potentially dilutive securities outstanding.

g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)	Foreign Currency Translation

Effective on the closing of the Asset Acquisition Agreement on February 26, 2007, the Company’s functional and reporting currency changed to the Canadian dollar. Occasional transactions may occur in United States dollars and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in United States currency are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in United States currency are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in United States dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

n)	Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

3.	Property and Equipment

		Accumulated	March 31, 2009	December 31, 2008
	Cost	Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$

Equipment	13,617	6,123	7,494	8,102
Computer equipment	3,283	2,018	1,265	1,367
Office furniture	9,467	4,287	5,180	5,453
	26,367	12,428	13,939	14,922

4.	Related Party Transaction

During the three-month period ended March 31, 2009, the Company recognized $6,000 (three-month period ended March 31, 2008 – $6,000) for rent due to a company controlled by the director of the Company. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related parties.

5.	Convertible Debentures Issued to Related Parties

a)
On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. The loan and any unpaid interest are convertible into shares of common stock at a conversion price of US$0.17 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at March 31, 2009, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $38,040 and $3,039, respectively, after translation into Canadian dollars.

b)
On October 16, 2008, the Company entered into a convertible debenture agreement with the President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. The loan and any unpaid interest at the conversion date are convertible into shares of common stock at a conversion price of US$0.07 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at March 31, 2009, the carrying values of the convertible debenture and accrued convertible interest thereon were $45,441 and $2,841, respectively, after translation into Canadian dollars.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

6.	Advances From Related Parties

a)
On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at March 31, 2009, the loan payable was $31,240 (December 31, 2008 - $30,615) after translation into Canadian dollars.

b)
On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at March 31, 2009, the Company owed this company $1,906 (December 31, 2008 - $1,906) for payment of expenses on behalf of the Company.

7.	Common Stock

On February 5, 2009, the Company issued 1,639,346 units at US$0.05 per unit for gross proceeds of $100,000 (US$81,967). Each unit consists of one share of common stock and two share purchase warrants. Each share purchase warrant entitles the holder to purchase one share of common stock at US$0.11 per share expiring two years from the closing date on December 23, 2010.

8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2008	1,345,585	US$0.39

Issued	3,278,692	US$0.11

Balance – March 31, 2009	4,624,277	US$0.19

As at March 31, 2009, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

187,500	US$1.04	July 28, 2009
970,585	US$0.30	February 12, 2010
187,500	US$0.23	July 28, 2010
3,278,692	US$0.11	February 5, 2011

4,624,277

9.	Commitments

a)
On July 28, 2006, the Company’s board of directors resolved to issue certain share-based payments to an employee of the Company over a three year period. Under the arrangement, the employee was to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2006 (issued), 2007 (issued), 2008, and 2009. On September 12, 2008, the employee resigned and became a consultant to the Company (refer to Note 9(b)). It was mutually agreed that the former employee remains entitled to the shares and warrants to be issued under the arrangement. As at March 31, 2009, the Company had yet to issue the 62,500 shares due on July 28, 2008. The fair value of these shares on the measurement date of $7,673 has been recorded as common stock to be issued as at March 31, 2009.

b)
On September 15, 2008, the Company entered into a consulting agreement with the former employee in Note 9(a), for administrative services. Pursuant to the agreement, the Company agreed to pay the former employee $6,800 per month.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

9.	Commitments (continued)

c)
On November 20, 2008, the Company entered into an investor relations agreement with a company that will perform investor relations services for a period of six months commencing effective September 1, 2008. Pursuant to the terms of this agreement, the Company agreed to pay the company $1,000 per month and to issue 75,000 shares of common stock (issued).

d)
On December 4, 2008, the Company entered into a contribution agreement with National Research Council Canada (“NRC”) to bring the Company’s catalytic muffler technology to commercialization through a two phase research and development project. This agreement becomes effective on April 1, 2009 and terminates on November 30, 2010. Under the agreement, the NRC will reimburse 80% of supported internal salaries up to a maximum of $115,832 and 50% of supported contractor fees up to a maximum of $119,645 incurred on the project. The NRC will contribute a maximum of $125,717 and $109,760 during the fiscal years of the Canadian government ending March 31, 2010 and 2011, respectively.

10.	Subsequent Event

On April 9, 2009, the Company entered into a convertible loan agreement (the "Agreement") with a company controlled by the directors of the Company. Pursuant to the Agreement, on April 16, 2009, the Company was advanced $250,000 (US$202,920) (the "Loan"). The Loan and any unpaid accrued interest thereon are convertible into common shares of the Company at a conversion price of US$0.06 per share. The loan bears no interest in the first year, after which it bears interest at 10% per annum. Interest is payable annually commencing on the second anniversary of the advancement date. The principal amount of the Loan is due and payable on April 16, 2014 and is secured against certain patents held by the Company. Proceeds from the Loan are to be used to further advance the current business development and marketing initiatives, and to complete testing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.
Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in Canadian Dollars (Cdn$) and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

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

Business Overview

We are a development stage company engaged in the production, research and development of catalytic muffler technology for small displacement engines. Our catalytic muffler technology is registered for two patents in the United States under the titles of “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler”. We also hold two patents in Canada under the titles “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler” and one patent in Europe under the title of “Reverse Flow Catalytic Muffler”. The filing numbers are located below:

Area	Filing Number
United States	6,622,482
7,108,590
Canada	2,448,742
2,448,648
Europe	02742591.7

Numerous tests, including tests at Carnot Emission Services in Texas, U.S.A., Bombardier Inc. in Quebec, Canada and Environment Canada's Emissions Research and Measurement Division in Ontario, Canada, have proven this technology to be extremely effective in the reduction of harmful emissions.

We currently target small spark-ignition engines, including personal transportation devices, off-road recreational vehicles, personal watercrafts, water pumps and in particular the lawn and garden industry. Included under the lawn and garden segment are: walk behind rotary mowers, rear engine riding mowers, front engine lawn tractors, riding garden tractors, walk-behind rotary tillers, snow throwers, commercial turf intermediate walk-behind rotary mowers, commercial turf riding rotary mowers, gasoline powered chainsaws, gasoline powered hand-held blowers, gasoline powered backpack blowers, gasoline powered trimmers/brushcutters and gasoline powered hedge trimmers. We are currently focused on the North American market and we are targeting Original Engine Manufacturers (OEMs). The aftermarket parts segment represents a secondary market.

Results of Operations

Our results of operations are presented below:

	Three Months Ended March 31, 2009 ($)	Three Months Ended March 31, 2008 ($)	Period from March 6, 1999 (Date of Inception) to March 31, 2009 ($)
Revenue	-	-	-
Operating Expenses	93,942	105,992	1,331,938
Net Loss	97,321	153,414	1,700,899

Results of Operations for the Three Month Period Ended March 31, 2009 and for the period from March 6, 1999 (inception) to March 31, 2009.

For the three month period ended March 31, 2009 we incurred a net loss of $97,321, compared to a net loss of $153,414 during the same period in 2008.  Our net loss from inception to March 31, 2009 was $1,700,899. Our net loss per share did not change during these periods, nor did we experience any net loss per share.

Our total operating expenses for the three month period ended March 31, 2009 were $93,942, compared to total operating expenses of $105,992 for the same period in fiscal 2008. Our total operating expenses from our inception on March 6, 1999 to March 31, 2009 were $1,331,938.

Our total operating expenses for the three month period ended March 31, 2009 consisted of $983 in depreciation, $4,198 in foreign exchange losses, $86,828 in general and administrative expenses and $1,933 in research and development expenses. We did not incur any other operating expenses during this period.

Our total operating expenses for the three month period ended March 31, 2008 consisted of $1,355 in depreciation, $668 in foreign exchange gains and $105,305 in general and administrative expenses. We did not incur any research and development expenses or any other operating expenses during this period.

Our total operating expenses from our inception on March 6, 1999 to March 31, 2009 consisted of $12,428 in depreciation, $21,704 in foreign exchange losses, $1,234,951 in general and administrative expenses and $62,855 in research and development expenses.
The decrease in operating expenses for the three month period ended March 31, 2009 was primarily due to a decrease in our general and administrative expenses. Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Liquidity and Capital Resources

As of March 31, 2009 we had cash of $29,826 in our bank accounts. As of March 31, 2009 we also had property and equipment in the amount of $13,939, for total assets of $43,765.

As of March 31, 2009 we had a working capital deficit of $49,793. Our accumulated deficit from our inception on March 6, 1999 to March 31, 2009 was $1,700,899 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing. Our net loss of $1,700,899 from our inception on March 6, 1999 to March 31, 2009 was funded primarily through equity financing and advances from related parties.

For the three month period ended March 31, 2009 we spent net cash of $95,425 on operating activities, compared to net cash spending of $76,884 during the same period in fiscal 2008. The increase in expenditures on operating activities for the three months ended March 31, 2009 was primarily due to an increase in our accounts payable and a decrease in our accretion of discounts on convertible debentures.

For the three month period ended March 31, 2009 we did not receive any net cash from financing activities, compared to net cash received of $165,000 during the same period in fiscal 2008. The decrease in receipts from financing activities for the three months ended March 31, 2009 was primarily due to a decrease in the sale of our common stock.

We estimate our planned expenses for the next 12 months (beginning May 2009) to be approximately $385,000, including $165,000 for research and development costs and $220,000 for other operational costs. Our other operational costs include sales and marketing expenses, manufacturing and engineering expenses and general and administrative expenses

Our general and administrative expenses for the year will consist primarily of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees, and are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $355,000 (a total of $385,000 less our approximately $30,000 in cash as of March 31, 2009) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three months ended March 31, 2009 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $385,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These expenses include sales and marketing, research and development, manufacturing and engineering, and general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $355,000) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on our operations and our general and administrative expenses so as not to exceed the amount of capital resources that are available to us. If we do not secure additional financing our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations and for the next 12 months, even if we do decide to scale back our operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Earnings (Loss) Per Share

We compute earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive. As at March 31, 2009, we had 5,552,538 potentially dilutive securities outstanding.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2.  Unregistered Sales of Equity Securities

We did not have any previously unreported sales of unregistered equity securities during the period covered by this report.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Control Corp.
(Registrant)

Date: May 15, 2009	/s/ Albert E. Hickman
Albert E. Hickman
President, Chief Executive Officer and Director

Date: May 15, 2009	/s/ Gary Bishop
Gary Bishop
Chief Financial Officer and Director
(Principal Accounting Officer)