Form 10-Q
period 2009-06-30
ENVIRONMENTAL CONTROL CORP.
filed 2009-08-12
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2009 the registrant had 45,369,068 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Environmental Control Corp. follow. All currency references in this report are to Canadian dollars unless otherwise noted.

Environmental Control Corp.
(A Development Stage Company)
June 30, 2009
 Index

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

	June 30, 2009 $	December 31,2008 $
	(Unaudited)
ASSETS

Current Assets

Cash	173,637	125,251
Prepaid expenses	–	1,125

Total Current Assets	173,637	126,376

Property and equipment (Note 3)	13,024	14,922

Total Assets	186,661	141,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	35,161	50,420
Accrued liabilities	1,869	2,363
Accrued convertible interest payable (Note 5)	7,974	3,154
Advances from related parties (Note 6(a))	26,906	26,906

Total Current Liabilities	71,910	82,843

Convertible debentures issued to related parties (Note 5)	202,170	81,094
Advances from related parties (Note 6(b))	29,063	30,615

Total Liabilities	303,143	194,552

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, US$0.001 par value; 45,369,068 shares issued and outstanding (December 31, 2008 – 43,729,722 shares)	52,578	50,676

Additional paid-in capital	1,615,073	1,391,975

Common stock to be issued (Note 9(a))	7,673	107,673

Deficit accumulated during the development stage	(1,791,806)	(1,603,578)

Total Stockholders’ Deficit	(116,482)	(53,254)

Total Liabilities and Stockholders’ Deficit	186,661	141,298

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)

	Accumulated from
	March 6, 1999	For the Three	For the Three	For the Six	For the Six
	(Date of Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to June 30, 2009	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	13,344	916	1,356	1,899	2,711
Foreign exchange loss (gain)	5,771	(15,933)	219	(11,735)	(449)
General and administrative (Note 4)	1,317,241	82,290	103,702	169,118	209,007
Research and development	77,358	14,503	3,755	16,436	3,755

Total Operating Expenses	1,413,714	81,776	109,032	175,718	215,024

Loss From Operations	(1,413,714)	(81,776)	(109,032)	(175,718)	(215,024)

Other Expenses

Accretion of discounts on convertible debentures	(325,175)	(6,524)	(39,510)	(7,255)	(79,019)
Interest expense	(52,917)	(2,607)	(7,912)	(5,255)	(15,825)

Total Other Expenses	(378,092)	(9,131)	(47,422)	(12,510)	(94,844)

Net Loss for the Period	(1,791,806)	(90,907)	(156,454)	(188,228)	(309,868)

Net Loss Per Share – Basic and Diluted		–	–	–	(0.01)

Weighted Average Shares Outstanding		45,369,000	39,983,000	45,043,000	39,754,000

(The accompanying notes are an integral part of these financial statements.)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008
	$	$

Operating Activities

Net loss for the period	(188,228)	(309,868)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	7,255	79,019
Depreciation	1,899	2,711
Foreign exchange translation loss (gain)	(12,152)	–

Changes in operating assets and liabilities:
Amounts receivable	–	(23)
Prepaid expenses	1,125	(2,889)
Accounts payable and accrued liabilities	(16,333)	66,688
Accrued convertible interest payable	4,820	15,825
Due to related parties	–	(1,957)

Net Cash Used In Operating Activities	(201,614)	(150,494)

Financing Activities

Proceeds from convertible debt	250,000	–
Proceeds from issuance of shares	–	165,000

Net Cash Provided by Financing Activities	250,000	165,000

Increase in Cash	48,386	14,506

Cash - Beginning of Period	125,251	46,192

Cash - End of Period	173,637	60,698

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2009, the Company has working capital of $101,727, has incurred losses totalling $1,791,806 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $165,000 for research and development activities, and approximately $220,000 for other operational costs over the next twelve months. The Company had $173,637 in cash on hand at June 30, 2009. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2009, and the results of its operations and cash flows for the six month periods ended June 30, 2009 and 2008. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e) Financial Instruments and Fair Value Measures
SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued convertible interest payable, advances from related parties and convertible debentures issued to related parties. Pursuant to SFAS No. 157, the fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company estimates that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

f)    Earnings (Loss) Per Share
The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive. As at June 30, 2009, the Company has 8,934,538 potentially dilutive securities outstanding.

g)   Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

n)   Recent Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

n)   Recent Accounting Pronouncements (continued)
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

3.	Property and Equipment

Cost $	Accumulated Amortization $	June 30, 2009 Net Carrying Value $

December 31, 2008
Net Carrying
Value
$

Equipment
    13,617       6,685       6,932       8,102
Computer equipment
    3,283       2,113       1,170       1,367
Office furniture
    9,467       4,545       4,922       5,453                                           26,367       13,343       13,024       14,922

4.	Related Party Transaction

During the six-month period ended June 30, 2009, the Company recognized $12,000 (six-month period ended June 30, 2008 – $12,000) for rent due to a company controlled by the director of the Company. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related parties.

5.	Convertible Debentures Issued to Related Parties

a)
On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. The loan and any unpaid interest are convertible into shares of common stock at a conversion price of US$0.17 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at June 30, 2009, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $35,681 and $3,881, respectively, after translation into Canadian dollars.

b)
On October 16, 2008, the Company entered into a convertible debenture agreement with the President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. The loan and any unpaid interest at the conversion date are convertible into shares of common stock at a conversion price of US$0.07 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at June 30, 2009, the carrying values of the convertible debenture and accrued convertible interest thereon were $42,801 and $4,093, respectively, after translation into Canadian dollars.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

5.	Convertible Debentures Issued to Related Parties (continued)

c)
On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received US$202,920 ($250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be accrued for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the Loan are to be used to further advance the current business development and marketing initiatives, and to complete testing. The loan amount is secured against intellectual property rights owned by the Company. The loan and any unpaid interest are convertible into shares of common stock at a conversion price of US$0.06 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of US$101,460 ($125,000) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$101,460 ($125,000). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$202,920. As at June 30, 2009, the carrying value of the convertible debenture was $123,688, after translation into Canadian dollars.

6.	Advances From Related Parties

a)
On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at June 30, 2009, the Company owed this company $1,906 (December 31, 2008 - $1,906) for payment of expenses on behalf of the Company.

b)
On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at June 30, 2009, the loan payable was $29,063 (December 31, 2008 - $30,615) after translation into Canadian dollars.

7.	Common Stock

On February 5, 2009, the Company issued 1,639,346 units at US$0.05 per unit for gross proceeds of $100,000 (US$81,967). Each unit consists of one share of common stock and two share purchase warrants. Each share purchase warrant entitles the holder to purchase one share of common stock at US$0.11 per share expiring on February 5, 2011.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2008	1,345,585	$	US0.39

Issued	3,278,692	$	US0.11

Balance – June 30, 2009	4,624,277	$	US0.19

As at June 30, 2009, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
187,500	US$1.04	July 28, 2009
970,585	US$0.30	February 12, 2010
187,500	US$0.23	July 28, 2010
3,278,692	US$0.11	February 5, 2011
4,624,277

9.	Commitments

a)
On July 28, 2006, the Company’s board of directors resolved to issue certain share-based payments to an employee of the Company over a three year period. Under the arrangement, the employee was to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2006 (issued), 2007 (issued), 2008, and 2009. On September 12, 2008, the employee resigned and became a consultant to the Company (refer to Note 9(b)). It was mutually agreed that the former employee remains entitled to the shares and warrants to be issued under the arrangement. As at June 30, 2009, the Company had yet to issue the 62,500 shares due on July 28, 2008. The fair value of these shares on the measurement date of $7,673 has been recorded as common stock to be issued as at June 30, 2009.

b)
On September 15, 2008, the Company entered into a consulting agreement with the former employee in Note 9(a), for administrative services. Pursuant to the agreement, the Company agreed to pay the former employee $6,800 per month.

c)
On December 4, 2008, the Company entered into a contribution agreement with National Research Council Canada (“NRC”) to bring the Company’s catalytic muffler technology to commercialization through a two phase research and development project. This agreement became effective on April 1, 2009 and terminates on November 30, 2010. Under the agreement, the NRC will reimburse 80% of supported internal salaries up to a maximum of $115,832 and 50% of supported contractor fees up to a maximum of $119,645 incurred on the project. The NRC will contribute a maximum of $125,717 and $109,760 during the fiscal years of the Canadian government ending March 31, 2010 and 2011, respectively.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended June 30, 2009 ($)	Three Months Ended June 30, 2008 ($)	Six Months Ended June 30, 2009 ($)	Six Months Ended June 30, 2008 ($)	Period from March 6, 1999 (Date of Inception) to June 30, 2009 ($)
Revenue	-	-	-	-	-
Operating Expenses	81,776	109,032	175,718	215,024	1,413,714
Net Loss	90,907	156,454	188,228	309,868	1,791,806

Results of Operations for the Three Month Period Ended June 30, 2009 and for the period from March 6, 1999 (inception) to June 30, 2009.

For the three month period ended June 30, 2009 we incurred a net loss of $90,907, compared to a net loss of $156,454 during the same period in 2008.  The main reason for the decrease in net loss was a gain on foreign exchange and lower general and administrative expenses during the period ended June 30, 2009. Our net loss from inception to June 30, 2009 was $1,791,806. We have not experienced a net loss per share during any of these periods except for the six month period ended June 30, 2008 during which our net loss per share was $0.01.

Our total operating expenses for the three month period ended June 30, 2009 were $81,776, compared to total operating expenses of $109,032 for the same period in fiscal 2008.  The decrease in operating expenses was largely due to a gain on foreign exchange and lower general and administrative expenses.  Our total operating expenses from our inception on March 6, 1999 to June 30, 2009 were $1,413,714.

Our total operating expenses for the three month period ended June 30, 2009 consisted of $916 in depreciation, $15,933 in foreign exchange gains, $82,290 in general and administrative expenses and $14,503 in research and development expenses.  In comparison, our total operating expenses for the three month period ended June 30, 2008 consisted of $1,356 in depreciation, $219 in foreign exchange losses, $103,702 in general and administrative expenses and $3,755 in research and development expenses.  We did not incur any other operating expenses during these periods.

Our total operating expenses from our inception on March 6, 1999 to June 30, 2009 consisted of $13,344 in depreciation, $5,771 in foreign exchange losses, $1,317,241 in general and administrative expenses and $77,358 in research and development expenses.

The decrease in operating expenses for the three month period ended June 30, 2009 was primarily due to a decrease in our general and administrative expenses and gains on foreign exchange. Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Six Month Period Ended June 30, 2009.

For the six month period ended June 30, 2009 we incurred a net loss of $188,228, compared to a net loss of $309,868 during the same period in 2008.  The main reason for the decrease in net loss was a gain on foreign exchange, lower general and administrative expenses and a decrease in other non-operating expenses during the period ended June 30, 2009.

Our total operating expenses for the six month period ended June 30, 2009 were $175,718 compared to total operating expenses of $215,024 for the same period in 2008.  The decrease in operating expenses was largely due to a gain on foreign exchange and lower general and administrative expenses.

Our total operating expenses for the six month period ended June 30, 2009 consisted of $1,899 in depreciation, $11,735 in foreign exchange gains, $169,118 in general and administrative expenses and $16,436 in research and development expenses.  In comparison, our total operating expenses for the six month period ended June 30, 2008 consisted of $2,711 in depreciation, $449 in foreign exchange gains, $209,007 in general and administrative expenses and $3,755 in research and development expenses.  We did not incur any other operating expenses during these periods.

The decrease in operating expenses for the six month period ended June 30, 2009 was primarily due to a decrease in our general and administrative expenses and gains on foreign exchange. Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Liquidity and Capital Resources

As of June 30, 2009 we had cash of $173,637 in our bank accounts. As of June 30, 2009 we also had property and equipment in the amount of $13,024, for total assets of $186,661.

As of June 30, 2009 we had working capital of $101,727. Our accumulated deficit from our inception on March 6, 1999 to June 30, 2009 was $1,791,806 and was funded primarily through equity financing.

For the six month period ended June 30, 2009 we spent net cash of $201,614 on operating activities, compared to net cash spending of $150,494 during the same period in 2008. The increase in expenditures on operating activities for the six months ended June 30, 2009 was primarily due to an increase in our accounts payable and a decrease in our accretion of discounts on convertible debentures.

For the six month period ended June 30, 2009 we received $250,000 from financing activities as a convertible debt, compared to net cash received of $165,000 during the same period in fiscal 2008 from the issuance of shares. The $250,000 debenture was entered into on April 9, 2009 with a company controlled by our directors. The debenture bears interest at 10% per annum and is due five years from the advancement date.  No interest shall be accrued for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the debenture are to be used to further advance the current business development and marketing initiatives, and to complete testing of our catalytic mufflers. The loan amount is secured against our North American patents relating to our catalytic muffler technology. The loan and any unpaid interest are convertible into shares of common stock at a conversion price of US$0.06 per share.

We estimate our planned expenses for the next 12 months (beginning September 2009) to be approximately $385,000, including $165,000 for research and development costs and $220,000 for other operational costs. Our other operational costs include sales and marketing expenses, manufacturing and engineering expenses and general and administrative expenses

Our general and administrative expenses for the year will consist primarily of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees, and are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $385,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the six months ended June 30, 2009 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $385,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These expenses include sales and marketing, research and development, manufacturing and engineering, and general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Off-Balance Sheet Arrangements

As of June 30, 2009 we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Earnings (Loss) Per Share
We compute earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti-dilutive. As at June 30, 2009, we had 8,934,538 potentially dilutive securities outstanding.

Financial Instruments and Fair Value Measures
SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments consist principally of cash, accounts payable, accrued convertible interest payable, advances from related parties and convertible debentures issued to related parties. Pursuant to SFAS No. 157, the fair value of our cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  We estimate that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, we have not incurred a loss relating to this concentration of credit risk.
Our operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities

We had the following previously unreported sales of unregistered equity securities during the period covered by this report:

•
On April 9, 2009, we entered into a convertible loan agreement with a company controlled by our directors. We received US$202,920 (CAD $250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be accrued for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the debenture are to be used to further advance the current business development and marketing initiatives, and to complete testing of our catalytic mufflers. The loan amount is secured against our North American patents relating to our catalytic muffler technology. The loan and any unpaid interest are convertible into shares of common stock at a conversion price of US$0.06 per share.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On April 9, 2009, we entered into a convertible loan agreement with a company controlled by our directors. We received US$202,920 (CAD $250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be accrued for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the debenture are to be used to further advance the current business development and marketing initiatives, and to complete testing of our catalytic mufflers. The loan amount is secured against our North American patents relating to our catalytic muffler technology. The loan and any unpaid interest are convertible into shares of common stock at a conversion price of US$0.06 per share.

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

Environmental Control Corp.
(Registrant)

Date: August 12, 2009	/s/ Albert E. Hickman
Albert E. Hickman
President, Chief Executive Officer and Director

Date: August 12, 2009	/s/ Gary Bishop
Gary Bishop
Chief Financial Officer and Director
(Principal Accounting Officer)