Form 10-Q
period 2009-09-30
ENVIRONMENTAL CONTROL CORP.
filed 2009-11-16
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

_________________________________________________
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

As of November 16, 2009 the registrant had 45,369,068 outstanding shares of its common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Environmental Control Corp. follow. All currency references in this report are to Canadian dollars unless otherwise noted.

Environmental Control Corp.
(A Development Stage Company)

September 30, 2009

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

	September 30, 2009 $	December 31, 2008 $
	(Unaudited)
ASSETS

Current Assets

Cash	102,132	125,251
Receivables	6,582	–
Income tax recoverable	14,880	–
Prepaid expenses	487	1,125

Total Current Assets	124,081	126,376

Property and equipment (Note 3)	12,170	14,922

Total Assets	136,251	141,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	34,109	50,420
Accrued liabilities	1,731	2,363
Accrued convertible interest payable (Note 5)	9,675	3,154
Advances from related parties (Note 6(a))	26,906	26,906

Total Current Liabilities	72,421	82,843

Convertible debentures issued to related parties (Note 5)	193,894	81,094
Advances from related parties (Note 6(b))	26,768	30,615

Total Liabilities	293,083	194,552

Contingencies and Commitments (Notes 1 and 9)

Subsequent Events (Note 10)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, US$0.001 par value; 45,369,068 shares issued and outstanding (December 31, 2008 – 43,729,722 shares)	52,578	50,676

Additional paid-in capital	1,622,896	1,391,975

Common stock to be issued (Note 9(a))	9,703	107,673

Deficit accumulated during the development stage	(1,842,009)	(1,603,578)

Total Stockholders’ Deficit	(156,832)	(53,254)

Total Liabilities and Stockholders’ Deficit	136,251	141,298

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)

	Accumulated from
	March 6, 1999	For the Three	For the Three	For the Nine	For the Nine
	(Date of Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2009 $	2009 $	2008 $	2009 $	2008 $

Revenue	–	–	–	–	–

Expenses

Depreciation	14,198	854	1,355	2,753	4,066
Foreign exchange loss (gain)	(14,008)	(19,779)	1,254	(31,514)	805
General and administrative (Note 4)	1,385,755	68,514	114,364	237,632	323,371
Research and development	67,697	(9,661)	–	6,775	3,755

Total Operating Expenses	1,453,642	39,928	116,973	215,646	331,997

Loss From Operations	(1,453,642)	(39,928)	(116,973)	(215,646)	(331,997)

Other Expenses

Accretion of discounts on convertible debentures	(333,060)	(7,885)	(104,865)	(15,140)	(183,884)
Interest expense	(55,307)	(2,390)	(836)	(7,645)	(16,661)

Total Other Expenses	(388,367)	(10,275)	(105,701)	(22,785)	(200,545)

Net Loss for the Period	(1,842,009)	(50,203)	(222,674)	(238,431)	(532,542)

Net Loss Per Share – Basic and Diluted		–	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding		45,369,000	43,228,000	45,153,000	40,920,000

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2009 $	2008 $

Operating Activities

Net loss for the period	(238,431)	(532,542)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	15,140	183,884
Depreciation	2,753	4,066
Stock-based compensation	9,853	39,867
Foreign exchange translation loss (gain)	(32,245)	1,661

Changes in operating assets and liabilities:
Receivables	(6,582)	(57)
Income tax recoverable	(14,880)	–
Prepaid expenses	638	(816)
Accounts payable and accrued liabilities	(17,010)	34,345
Accrued convertible interest payable	7,645	16,667
Due to related parties	–	(1,957)

Net Cash Used In Operating Activities	(273,119)	(254,882)

Financing Activities

Proceeds from loan payable	–	26,388
Proceeds from convertible debt	250,000	36,961
Proceeds from issuance of shares	–	165,000

Net Cash Provided by Financing Activities	250,000	228,349

Decrease in Cash	(23,119)	(26,533)

Cash - Beginning of Period	125,251	46,192

Cash - End of Period	102,132	19,659

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

On March 20, 2006, management changed its primary business focus to that of development of emission control devices for small spark ignition combustion engines. On March 20, 2006, the Company entered into an Asset Acquisition Agreement (the “Agreement”) to acquire the principal assets of Environmental Control Corp. (“ECC”), a private Canadian based company. The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. On April 4, 2006, the Company authorized a 5:1 stock split to be applied retroactively. In addition, the Company increased its authorized share capital to 200,000,000 common shares. All share amounts stated herein have been restated to reflect the stock split. On February 26, 2007, the acquisition of the business of ECC was completed through the issuance of 22,500,000 shares of common stock. Prior to the acquisition of ECC, the Company was a non-operating shell company. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of ASC 805, Business Combinations. Under recapitalization accounting, ECC is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of the Company since the effective date of the recapitalization (February 26, 2007) and the historical accounts of the business of ECC since inception on March 6, 1999.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2009, the Company has working capital of $51,660, has incurred losses totalling $1,842,009 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $165,000 for research and development activities, and approximately $220,000 for other operational costs over the next twelve months. The Company had $102,132 in cash on hand at September 30, 2009. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2009, and the results of its operations and cash flows for the nine month periods ended September 30, 2009 and 2008. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

c) Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of receivables and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e) Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, advances from related parties and convertible debentures issued to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

f) Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2009, the Company has 8,934,539 potentially dilutive securities outstanding.

g) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h) Foreign Currency Translation

Effective on the closing of the Asset Acquisition Agreement on February 26, 2007, the Company’s functional and reporting currency changed to the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

i) Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

j) Property and Equipment

Property and equipment consists of office furniture, equipment, and computer equipment which are recorded at cost. Office furniture is amortized on a declining-balance basis at 20% per annum, equipment is amortized on a declining-balance basis at 30% per annum, and computer equipment is amortized on a declining-balance basis at 30% per annum.

k) Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

m) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

n) Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855-10, Subsequent Events – Overall, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements. Refer to Note 10.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

n) Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Property and Equipment

	Cost $	Accumulated Amortization $	September 30, 2009 Net Carrying Value $	December 31, 2008 Net Carrying Value $

Equipment	13,617	7,204	6,413	8,102
Computer equipment	3,283	2,201	1,082	1,367
Office furniture	9,467	4,792	4,675	5,453

	26,367	14,197	12,170	14,922

4. Related Party Transaction

During the nine-month period ended September 30, 2009, the Company recognized $18,000 (nine-month period ended September 30, 2008 – $18,000) for rent due to a company controlled by the director of the Company. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related parties.

5. Convertible Debentures Issued to Related Parties

a)
On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. The loan and any unpaid interest are convertible into shares of common stock at a conversion price of US$0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at September 30, 2009, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $33,179 and $4,556, respectively, after translation into Canadian dollars.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

5. Convertible Debentures Issued to Related Parties (continued)

b)
On October 16, 2008, the Company entered into a convertible debenture agreement with the President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. The loan and any unpaid interest at the conversion date are convertible into shares of common stock at a conversion price of US$0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at September 30, 2009, the carrying values of the convertible debenture and accrued convertible interest thereon were $39,994 and $5,119, respectively, after translation into Canadian dollars.

c)
On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received US$202,920 ($250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be accrued for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the Loan are to be used to further advance the current business development and marketing initiatives, and to complete testing. The loan amount is secured against intellectual property rights owned by the Company. The loan and any unpaid interest are convertible into shares of common stock at a conversion price of US$0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$101,460 ($125,000) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$101,460 ($125,000). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$202,920. As at September 30, 2009, the carrying value of the convertible debenture was $120,721, after translation into Canadian dollars.

6. Advances From Related Parties

a)
On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at September 30, 2009, the Company owed this company $1,906 (December 31, 2008 - $1,906) for payment of expenses on behalf of the Company.

b)
On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at September 30, 2009, the loan payable was $26,768 (December 31, 2008 - $30,615) after translation into Canadian dollars.

7. Common Stock

On February 5, 2009, the Company issued 1,639,346 units at US$0.05 per unit for gross proceeds of $100,000 (US$81,967). Each unit consists of one share of common stock and two share purchase warrants. Each share purchase warrant entitles the holder to purchase one share of common stock at US$0.11 per share expiring on February 5, 2011.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

8. Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2008	1,345,585	$	US0.39

Issued	3,466,192	$	US0.11

Expired	(187,500)	$	US1.04

Balance – September 30, 2009	4,624,277	$	US0.15

As at September 30, 2009, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

970,585	US$0.30	February 12, 2010
187,500	US$0.23	July 28, 2010
3,278,692	US$0.11	February 5, 2011
187,500	US$0.07	July 28, 2011

4,624,277

9. Commitments

a)
On July 28, 2006, the Company’s board of directors resolved to issue certain share-based payments to an employee of the Company over a three year period. Under the arrangement, the employee was to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2006 (issued), 2007 (issued), 2008, and 2009. On September 12, 2008, the employee resigned and became a consultant to the Company (refer to Note 9(b)). It was mutually agreed that the former employee remains entitled to the shares and warrants to be issued under the arrangement. As at September 30, 2009, the Company had yet to issue the 62,500 shares due on July 28, 2008 and 2009. The fair value of these shares on the measurement dates of $7,673 and $2,030 respectively have been recorded as common stock to be issued as at September 30, 2009.

b)
On September 15, 2008, the Company entered into a consulting agreement with the former employee in Note 9(a), for administrative services. Pursuant to the agreement, the Company agreed to pay the former employee $6,800 per month. This agreement may be terminated upon three months prior written notice.

c)
On December 4, 2008, the Company entered into a contribution agreement with National Research Council Canada (“NRC”) to bring the Company’s catalytic muffler technology to commercialization through a two phase research and development project. This agreement became effective on April 1, 2009 and was scheduled to terminate on November 30, 2010. Under the agreement, the NRC was to reimburse 80% of supported internal salaries up to a maximum of $115,832 and 50% of supported contractor fees up to a maximum of $119,645 incurred on the project. The NRC was to contribute a maximum of $125,717 and $109,760 during the fiscal years of the Canadian government ending March 31, 2010 and 2011, respectively. This agreement was terminated on September 11, 2009 by mutual agreement.

10. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through November 10, 2009, the date of issuance of the financial statements. During this period the Company did not have any material recognizable subsequent events other than as disclosed below:

a)
On October 15, 2009, the Company entered into a license agreement with a licensee to grant a non-exclusive license to use, market and sell the intellectual property, subject to license and royalty fees for a period of two years.  At the end of the two year period, the agreement can be renewed for a successive two year period.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended September 30, 2009 ($)	Three Months Ended September 30, 2008 ($)	Nine Months Ended September 30, 2009 ($)	Nine Months Ended September 30, 2008 ($)	Period from March 6, 1999 (Date of Inception) to September 30, 2009 ($)
Revenue	-	-	-	-	-
Operating Expenses	39,928	116,973	215,646	331,997	1,453,642
Net Loss	50,203	222,674	238,431	532,542	1,842,009

Results of Operations for the Three Month Period Ended September 30, 2009 and for the period from March 6, 1999 (inception) to September 30, 2009.

For the three month period ended September 30, 2009 we incurred a net loss of $50,203, compared to a net loss of $222,674 during the same period in 2008.  The main reason for the decrease in net loss was a gain on foreign exchange and lower general and administrative expenses during the period ended September 30, 2009. Our net loss from inception to September 30, 2009 was $1,842,009. We have not experienced a net loss per share during the period of three months ended September 30, 2009, but during the three month period ended September 30, 2008,our net loss per share was $0.01.

Our total operating expenses for the three month period ended September 30, 2009 were $39,928, compared to total operating expenses of $116,973 for the same period in 2008.  The decrease in operating expenses was largely due to a gain on foreign exchange and lower general and administrative expenses.  Our total operating expenses from our inception on March 6, 1999 to September 30, 2009 were $1,453,642.

Our total operating expenses for the three month period ended September 30, 2009 consisted of $854 in depreciation, $19,779 in foreign exchange gains, $68,514 in general and administrative expenses, and incurred $5,219 in research and development expenses offset by $14,880 governmental research and development credit, resulting in a net credit of $9,661 in the current reporting period.  In comparison, our total operating expenses for the three month period ended September 30, 2008 consisted of $1,355 in depreciation, $1,254 in foreign exchange losses, $114,364 in general and administrative expenses. We did not have research and development or any other expenses during the period.

Our total operating expenses from our inception on March 6, 1999 to September 30, 2009 consisted of $14,198 in depreciation, $14,008 in foreign exchange gains, $1,385,755 in general and administrative expenses and $67,697 in research and development expenses.

The decrease in operating expenses for the three month period ended September 30, 2009 was primarily due to a decrease in our general and administrative expenses and gains on foreign exchange. Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Nine Month Period Ended September 30, 2009.

For the nine month period ended September 30, 2009 we incurred a net loss of $238,431, compared to a net loss of $532,542 during the same period in 2008.  The main reason for the decrease in net loss was a gain on foreign exchange, lower general and administrative expenses and a decrease in other non-operating expenses during the period ended September 30, 2009.

Our total operating expenses for the nine month period ended September 30, 2009 were $215,646 compared to total operating expenses of $331,997 for the same period in 2008.  The decrease in operating expenses was largely due to a gain on foreign exchange and lower general and administrative expenses.

Our total operating expenses for the nine month period ended September 30, 2009 consisted of $2,753 in depreciation, $31,514 in foreign exchange gains, $237,632 in general and administrative expenses and $6,775 in research and development expenses.  In comparison, our total operating expenses for the nine month period ended September 30, 2008 consisted of $4,066 in depreciation, $805 in foreign exchange gains, $323,371 in general and administrative expenses and $3,755 in research and development expenses.  We did not incur any other operating expenses during these periods.

The decrease in operating expenses for the nine month period ended September 30, 2009 was primarily due to a decrease in our general and administrative expenses and gains on foreign exchange. Our general and administrative expenses consist of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Liquidity and Capital Resources

As of September 30, 2009 we had cash of $102,132 in our bank accounts. As of September 30, 2009 we also had property and equipment in the amount of $12,170, for total assets of $136,251.

As of September 30, 2009 we had working capital of $51,660. Our accumulated deficit from our inception on March 6, 1999 to September 30, 2009 was $1,842,009 and was funded primarily through equity financing.

For the nine month period ended September 30, 2009 we spent net cash of $273,119 on operating activities, compared to net cash spending of $254,882 during the same period in 2008. The increase in expenditures on operating activities for the nine months ended September 30, 2009 was primarily due to a decrease in our accounts payable and a decrease in our accretion of discounts on convertible debentures.

For the nine month period ended September 30, 2009 we received $250,000 from financing activities as a convertible debt, compared to net cash received of $228,349 during the same period in 2008 from the issuance of shares. The $250,000 debenture was entered into on April 9, 2009 with a company controlled by our directors. The debenture bears interest at 10% per annum and is due five years from the advancement date.  No interest shall be accrued for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the debenture are to be used to further advance the current business development and marketing initiatives, and to complete testing of our catalytic mufflers. The loan amount is secured against our North American patents relating to our catalytic muffler technology. The loan and any unpaid interest are convertible into shares of common stock at a conversion price of US$0.06 per share.

We estimate our planned expenses for the next 12 months (beginning December 2009) to be approximately $385,000, including $165,000 for research and development costs and $220,000 for other operational costs. Our other operational costs include sales and marketing expenses, manufacturing and engineering expenses and general and administrative expenses

Our general and administrative expenses for the year will consist primarily of professional fees, transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees, and are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $385,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the nine months ended September 30, 2009 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

As of September 30, 2009 we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Earnings (Loss) Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2009, we have 8,934,539 potentially dilutive securities outstanding.

Financial Instruments

Our financial instruments consist principally of cash, accounts payable, advances from related parties and convertible debentures issued to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Security Holders

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

Environmental Control Corp.
(Registrant)

Date: November 13, 2009	/s/ Albert E. Hickman
Albert E. Hickman
President, Chief Executive Officer and Director

Date: November 13, 2009	/s/ Gary Bishop
Gary Bishop
Chief Financial Officer and Director
(Principal Accounting Officer)