Form 10-K
period 2009-12-31
ENVIRONMENTAL CONTROL CORP.
filed 2010-03-31
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2009 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $1,337,431.

As of March 31, 2010 the registrant’s outstanding common stock consisted of 45,869,068 shares.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

As used in this annual report, the terms “we”, “us” and “our” mean Environmental Control Corp. a Nevada corporation, unless otherwise indicated, and the term “ECC” means Environmental Control Corporation, a private Canadian company with which we have acquired all of their principal assets.

Corporate Overview

We were incorporated under the laws of the State of Nevada on February 17, 2004 under the name “Boss Minerals, Inc.”. From our inception to March 20, 2006, we were an exploration stage company engaged in the exploration of minerals properties.

By an agreement dated March 20, 2006, we agreed to acquire the principal assets of Environmental Control Corporation (“ECC”), a Newfoundland, Canada based company involved in the development of emission control devices for small spark ignition combustion engines. Effective February 26, 2007, we completed the acquisition of the principal assets of ECC. The asset acquisition was deemed to be a reverse acquisition for accounting purposes. ECC, whose principal assets we acquired, is regarded as the predecessor entity as of February 26, 2007.

Our common stock was initially approved for quotation on the OTC Bulletin Board under the symbol “BOSM” on April 19, 2006, and our trading symbol was changed to “EVCC” in connection with our name change.

Other than as set out in this annual report, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Business

We are currently engaged in the development of emission control devices for small spark ignition combustion engines. Our catalytic muffler, like any other catalytic muffler, combines a muffler and a catalytic converter into one unit. However, we have used a unique approach to develop this emission control device, making it far more effective in reducing the emissions of spark ignition engines (oxides of nitrogen, carbon monoxide, and hydrocarbons) without compromising engine performance. This patented and patent-pending technology is linearly designed and can be modified to fit virtually any combustion engine.

Our plan for the next 12 months is to establish new relationships with potential clients and to translate both new and existing relationships into sales. We also intend to complete a durability test on a two-stroke engine in accordance with U.S. and Canadian regulations. Upon completion of this test, we intend to partner with engine manufacturers and apply for certification with various regulatory bodies worldwide. We will continue to pursue marketing activities on an international scale.

Our catalytic muffler technology is registered for two patents in the United States under the titles of “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler”. We also hold two patents in Canada under the same titles and we also hold one patent in Europe under the title of “Reverse Flow Catalytic Muffler”. The filing numbers are located below:

Territory	Patent Filing Number
U.S.A.	6,622,482
7,018,590
Canada	2,448,742
2,448,648
Europe	02742591.7

Numerous tests, including tests at Carnot Emission Services in Texas, U.S.A., Bombardier Inc. in Quebec, Canada and Environment Canada's Emissions Research and Measurement Division in Ontario, Canada, have proven this technology to be extremely effective in the reduction of harmful emissions.

Distribution Methods

We intend to use two different methods to sell our technology: licensing agreements and product orders. For licensing agreements, we anticipate that it will be the licensee’s responsibility to manufacture and distribute our products, whereas for product orders, we plan to outsource all large-scale production requirements and will collaboratively arrange a cost-effective distribution network with both the manufacturer and the purchaser.

Research and Development

We anticipate spending approximately $105,000 during the next 12 months on research and development activities.

Sales and Marketing

We currently target small spark-ignition engines, including personal transportation devices, off-road recreational vehicles, personal watercrafts, water pumps and in particular the lawn and garden industry. Included in the lawn and garden segment are: walk behind rotary mowers, rear engine riding mowers, front engine lawn tractors, riding garden tractors, walk-behind rotary tillers, snow throwers, commercial turf intermediate walk-behind rotary mowers, commercial turf riding rotary mowers, gasoline powered chainsaws, gasoline powered hand-held blowers, gasoline powered backpack blowers, gasoline powered trimmers/brushcutters and gasoline powered hedge trimmers. We are currently focused on the North American market and is targeting Original Engine Manufacturers (OEMs). The aftermarket parts segment represents a secondary market.

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

Intellectual Property

As described above, our catalytic muffler technology is registered for two patents in the United States under the titles of “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler”, two patents in Canada under the same titles, and one patent in Europe under the title of “Reverse Flow Catalytic Muffler”.

Employees

As of March 31, 2010, we had 1 full-time employee. Depending on the scale of our growth and the development of our business we may hire additional employees in the next 12 months.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 85 Kenmount Road, St. John’s, Newfoundland, Canada. In addition, we lease an office at Suite 605 – 1525 Robson Street, Vancouver, British Columbia, Canada at a cost of $2,000 per month. We do not anticipate that we will require any additional premises in the foreseeable future.

Item 3.  Legal Proceedings

We are not aware of any legal proceedings to which we are a party. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “EVCC”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low bid quotations for our common stock for each fiscal quarter during our two most recently completed fiscal years. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
December 31, 2009	0.07	0.04
September 30, 2009	0.08	0.04
June 30, 2009	0.10	0.06
March 31, 2009	0.23	0.05
December 31, 2008	0.14	0.04
September 30, 2008	0.24	0.09
June 30, 2008	0.29	0.09
March 31, 2008	0.29	0.18

Holders

As of March 31, 2010, there were approximately 30 holders of record of our common stock. We do not believe that a significant number of holders hold shares of our common stock in street name.

Dividends

As of March 31, 2010, we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of March 31, 2010, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our equity securities between October 1, 2009 and December 31, 2009.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

We have limited operational history. From our inception on March 6, 1999 to December 31, 2009 we did not generate any revenues and we sustained operational losses. We anticipate that we will not earn revenues and that we anticipate that we will incur substantial losses for the foreseeable future. Our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

From our inception on March 6, 1999 to December 31, 2009 we incurred total operating expenses of $1,503,067, including $1,430,536 in general and administrative expenses, $75,963 in research and development expenses and $14,993 in depreciation, all of which were partially offset by a foreign exchange gain of $18,425.

During the fiscal year ended December 31, 2009 we incurred total expenses of $265,071, including $282,413 in general and administrative expenses, $15,041 in research and development expenses and $3,548 in depreciation, all of which were partially offset by a foreign exchange gain of $35,931. In comparison, during the fiscal year ended December 31, 2008 we incurred total expenses of $427,207, including $399,397 in general and administrative expenses, $12,856 in research and development expenses, $5,422 in depreciation and $9,532 in foreign exchange loss.

Our general and administrative expenses consisted primarily of professional fees, transfer agent fees, rent expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Net Loss

From our inception on March 6, 1999 to December 31, 2009 we incurred a net loss of $1,901,858. For the fiscal year ended December 31, 2009 we incurred a net loss of $298,280, whereas for the fiscal year ended December 31, 2008 we incurred a net loss of $630,449.

Liquidity and Capital Resources

As of December 31, 2009 we had $117,489 in cash, $152,149 in total assets, $366,203 in total liabilities and a working capital surplus of $51,798. As of December 31, 2008 we had $125,251 in cash, $141,298 in total assets, $194,552 in total liabilities and a working capital surplus of $43,533. Our accumulated deficit was $1,901,858 as of December 31, 2009, compared to $1,603,578 as of December 31, 2008.

We are dependent on funds raised through equity financing and proceeds from related parties. Our net loss of $1,901,858 from our inception on March 6, 1999 to December 31, 2009 was funded primarily by such financing and proceeds.

From our inception on March 6, 1999 to December 31, 2009 we spent $1,318,395 on operating activities. For the fiscal year ended December 31, 2009 we spent $310,312 on operating activities, whereas during the fiscal year ended December 31, 2008 we spent $331,443 on operating activities. The decrease in our expenditures on operating activities during the fiscal year ended December 31, 2009 was primarily due to a decrease in our stock-based compensation and net loss for the period.

From our inception on March 6, 1999 to December 31, 2009, we received $164,748 from investing activities. We did not receive or spend any amounts in connection with investing activities during our last two fiscal years.

From our inception on March 6, 1999 to December 31, 2009 we received $1,271,136 from financing activities, which consisted of $505,953 in proceeds from the issuance of our stock, $398,621 in proceeds from convertible debt, $213,086 in advances from related parties and $153,476 in proceeds from loan payable. During the fiscal year ended December 31, 2009 we received $302,550 from financing activities, all of which were proceeds from convertible debt. During the fiscal year ended December 31, 2008 we received $410,502 from financing activities, which consisted of $265,000 in proceeds from the issuance of our common stock, $96,071 in proceeds from convertible debt and $49,431 in proceeds from loan payable.

Our decrease in cash of $7,762 during the fiscal year ended December 31, 2009 was due to a combination of our operating and financing activities.

We estimate that our expenses over the next 12 months (beginning April 2010) will be approximately $325,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Potential Completion Date	Estimated Expenses ($)
Sales and marketing expenses	12 months	110,000
Research and development expenses	12 months	105,000
General and administrative expenses	12 months	110,000
Total		325,000

Our general and administrative expenses for the year will consist primarily of professional fees, transfer agent fees, rent expenses and general office expenses.

Based on our planned expenditures, we will require approximately $325,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next 12 months from private placements, loans from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

Going Concern

Our financial statements for the period ended December 31, 2009 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our common stock to fund our operations. We may not generate any revenues in the future and if we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Foreign Currency Translation

Effective February 26, 2007, our functional and reporting currency changed to the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, we account for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Property and Equipment

Property and equipment consists of office furniture, equipment, and computer equipment which are recorded at cost. Office furniture is amortized on a declining-balance basis at 20% per annum, equipment is amortized on a declining-balance basis at 30% per annum, and computer equipment is amortized on a declining-balance basis at 30% per annum.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

Environmental Control Corp.
(A Development Stage Company)

December 31, 2009

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Environmental Control Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Environmental Control Corp. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from March 6, 1999 (Date of Inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Control Corp. (A Development Company) as of December 31, 2009 and 2008, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from March 6, 1999 (Date of Inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP
MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 29, 2010

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

	December 31, 2009 $	December 31, 2008 $
ASSETS

Current Assets

Cash	117,489	125,251
Amounts receivable	8,406	–
Investment tax credit receivable (Note 2(m))	14,880	–
Prepaid expenses	–	1,125

Total Current Assets	140,775	126,376

Property and equipment (Note 3)	11,374	14,922

Total Assets	152,149	141,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	48,584	50,420
Accrued liabilities	1,702	2,363
Accrued convertible interest payable to related parties (Note 5)	11,785	3,154
Advances from related parties (Note 6(a))	26,906	26,906

Total Current Liabilities	88,977	82,843

Convertible debentures issued to related parties (Note 5)	250,951	81,094
Advances from related parties (Note 6(b))	26,275	30,615

Total Liabilities	366,203	194,552

Contingencies and Commitments (Notes 1 and 9)

Subsequent Event (Note 11)

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, US$0.001 par value; 45,869,068 shares issued and outstanding (2008 – 43,729,722 shares)	53,158	50,676

Additional paid-in capital	1,632,019	1,391,975

Common stock to be issued (Note 7(b))	2,627	107,673

Deficit accumulated during the development stage	(1,901,858)	(1,603,578)

Total Stockholders’ Deficit	(214,054)	(53,254)

Total Liabilities and Stockholders’ Deficit	152,149	141,298

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)

	Accumulated from March 6, 1999 (Date of Inception) to December 31, 2009 $	For the Year Ended December 31, 2009 $	For the Year Ended December 31, 2008 $
Revenue	–	–	–

Expenses

Depreciation	14,993	3,548	5,422
Foreign exchange loss (gain)	(18,425)	(35,931)	9,532
General and administrative (Note 4)	1,430,536	282,413	399,397
Research and development (Note 2(m))	75,963	15,041	12,856

Total Operating Expenses	1,503,067	265,071	427,207

Loss From Operations	(1,503,067)	(265,071)	(427,207)

Other Expenses

Accretion of discounts on convertible debentures	(341,182)	(23,262)	(184,195)
Interest expense	(57,609)	(9,947)	(19,047)

Total Other Expenses	(398,791)	(33,209)	(203,242)

Net Loss for the Period	(1,901,858)	(298,280)	(630,449)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.02)

Weighted Average Shares Outstanding		45,228,000	41,610,000

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)

	Accumulated from March 6, 1999 (Date of Inception) to December 31, 2009 $	For the Year Ended December 31, 2009 $	For the Year Ended December 31, 2008 $
Operating Activities

Net loss for the period	(1,901,858)	(298,280)	(630,449)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	341,182	23,262	184,195
Depreciation	14,993	3,548	5,422
Stock-based compensation	236,738	12,480	43,840
Foreign exchange translation loss (gain)	(25,791)	(36,654)	10,863

Changes in operating assets and liabilities:
Amounts receivable	(7,586)	(8,406)	2,478
Investment tax credit receivable	(14,880)	(14,880)	–
Prepaid expenses	1,125	1,125	1,446
Accounts payable and accrued liabilities	(18,954)	(2,454)	31,599
Accrued convertible interest payable	56,636	9,947	19,163

Net Cash Used In Operating Activities	(1,318,395)	(310,312)	(331,443)

Investing Activities

Purchase of equipment	(13,617)	–	–
Net cash acquired on business acquisition	178,365	–	–

Net Cash Provided by Investing Activities	164,748	–	–

Financing Activities

Proceeds from issuance of convertible debentures	398,621	302,550	96,071
Proceeds from issuance of shares	505,953	–	265,000
Advances from related parties	366,562	–	49,431

Net Cash Provided by Financing Activities	1,271,136	302,550	410,502

Decrease in Cash	117,489	(7,762)	79,059

Cash - Beginning of Period	–	125,251	46,192

Cash - End of Period	117,489	117,489	125,251

Non-Cash Investing and Financing Activities Common shares issued upon conversion of debt	360,914	–	360,914

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Stockholders’ Deficit
From March 6, 1999 (Date of Inception) to December 31, 2009
(Expressed in Canadian Dollars)

	Common Stock #	Amount $	Additional Paid-in Capital $	Common Stock To Be Issued $	Deficit Accumulated During the Development Stage $	Total $
Net loss for the period from March 6, 1999 to December 31, 1999	–	–	–	–	(24,621)	(24,621)
Balance – December 31, 1999 (unaudited)	–	–	–	–	(24,621)	(24,621)
Net loss for the year	–	–	–	–	(22,836)	(22,836)
Balance – December 31, 2000 (unaudited)	–	–	–	–	(47,457)	(47,457)
Net loss for the year	–	–	–	–	(56,302)	(56,302)
Balance – December 31, 2001 (unaudited)	–	–	–	–	(103,759)	(103,759)
Net loss for the year	–	–	–	–	(20,257)	(20,257)
Balance – December 31, 2002 (unaudited)	–	–	–	–	(124,016)	(124,016)
Net loss for the year	–	–	–	–	(14,264)	(14,264)

Balance – December 31, 2003 (unaudited)	–	–	–	–	(138,280)	(138,280)

Net loss for the year	–	–	–	–	(52,369)	(52,369)

Balance – December 31, 2004 (unaudited)	–	–	–	–	(190,649)	(190,649)

Net loss for the year	–	–	–	–	(16,194)	(16,194)

Balance – December 31, 2005 (unaudited)	–	–	–	–	(206,843)	(206,843)

Net loss for the year	–	–	–	–	(105,758)	(105,758)

Balance – December 31, 2006	–	–	–	–	(312,601)	(312,601)

February 26, 2007 – Recapitalization Transactions

Shares of Environmental Control Corp.	41,000,000	47,572	(81,656)	34,084	–	–

Return and cancellation of shares	(25,000,000)	(29,000)	29,000	–	–	–

Shares issued to shareholders of Environmental Control Corp. (private company) to effect the reverse merger	22,500,000	26,107	(26,107)	–	–	–

Net assets acquired in reverse merger	–	–	117,283	–	–	117,283

Shares issued for services – pre-recapitalization	62,500	73	34,011	(34,084)	–	–

Intrinsic value of beneficial conversion feature of convertible debentures	–	–	317,379	–	–	317,379

Fair value of share purchase warrants issued	–	–	147,734	–	–	147,734

Shares issued pursuant to the exercise of share purchase warrants	450,000	450	240,503	–	–	240,953

Common stock subscribed	–	–	–	32,684	–	32,684

Net loss for the year	–	–	–	–	(660,528)	(660,528)

Balance – December 31, 2007	39,012,500	45,202	778,147	32,684	(973,129)	(117,096)

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Stockholders’ Deficit
From March 6, 1999 (Date of Inception) to December 31, 2009
(Expressed in Canadian Dollars)

	Common Stock #	Amount $	Additional Paid-in Capital $	Common Stock To Be Issued $	Accumulated During the Development Stage $	Total $
Balance – December 31, 2007	39,012,500	45,202	778,147	32,684	(973,129)	(117,096)

Shares issued for cash (Note 7(d))	970,585	1,126	163,874	–	–	165,000

Issuance of shares on conversion of convertible debt (Note 7(e))	3,609,137	4,188	356,726	–	–	360,914

Shares issued for services (Note 7(g))	75,000	87	3,287	–	–	3,374

Shares issued for services (Note 7(f))	62,500	73	32,611	(32,684)	–	–

Shares issuable for services (Note 9(a))	–	–	–	7,673	–	7,673

Common stock subscribed (Note 7(a))	–	–	–	100,000	–	100,000

Intrinsic value of beneficial conversion feature (Note 5(a))	–	–	6,523	–	–	6,523

Intrinsic value of beneficial conversion feature (Note 5(b))	–	–	16,889	–	–	16,889

Warrants issued for services (Note 9(a))	–	–	33,918	–	–	33,918

Net loss for the year	–	–	–	–	(630,449)	(630,449)

Balance – December 31, 2008	43,729,722	50,676	1,391,975	107,673	(1,603,578)	(53,254)

Shares issued for cash (Note 7(a))	1,639,346	1,902	98,098	(100,000)	–	–

Intrinsic value of beneficial conversion feature (Note 5 (c))	–	–	125,000	–	–	125,000

Shares issuable for services (Note 7(b))	–	–	–	2,627	–	2,627

Warrants issued for services (Note 9(a))	–	–	7,823	–	–	7,823

Shares issued for services (Note 7(c))	125,000	145	9,558	(7,673)	–	2,030

Shares issued in error (Note 7(c))	375,000	435	(435)	–	–	–

Net loss for the year	–	–	–	–	(298,280)	(298,280)

Balance – December 31, 2009	45,869,068	53,158	1,632,019	2,627	(1,901,858)	(214,054)

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

1.  Nature of Business and Continuance of Operations

Environmental Control Corp. (the “Company”) was incorporated in the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc. and, effective April 13, 2006, changed its name to Environmental Control Corp. Boss Minerals, Inc.’s initial operations included the acquisition and exploration of mineral resources.

On March 20, 2006, management changed its primary business focus to that of development of emission control devices for small spark ignition combustion engines. On March 20, 2006, the Company entered into an Asset Acquisition Agreement (the “Agreement”) to acquire the principal assets of Environmental Control Corp. (“ECC”), a private Canadian based company. The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. On April 4, 2006, the Company authorized a 5:1 stock split to be applied retroactively. In addition, the Company increased its authorized share capital to 200,000,000 common shares. All share amounts stated herein have been restated to reflect the stock split. On February 26, 2007, the acquisition of the business of ECC was completed through the issuance of 22,500,000 shares of common stock. Prior to the acquisition of ECC, the Company was a non-operating shell company. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of ASC 805, Business Combinations. Under recapitalization accounting, ECC was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed were reported at their historical amounts. These financial statements include the accounts of the Company since the effective date of the recapitalization (February 26, 2007) and the historical accounts of the business of ECC since inception on March 6, 1999.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2009, the Company has working capital of $51,798, has incurred losses totalling $1,901,858 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $165,000 for research and development activities, and approximately $220,000 for other operational costs over the next twelve months. The Company had $117,489 in cash on hand at December 31, 2009. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

2.  Summary of Significant Accounting Policies

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company’s fiscal year end is December 31.

b) Use of Estimates

 The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of receivables and investment tax credit receivable, deferred income tax asset valuation allowances, stock-based compensation and financial instrument valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

2.  Summary of Significant Accounting Policies (continued)

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d) Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, advances from related parties and convertible debentures issued to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature or respective relatively short maturity dates.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

e) Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2009, the Company has 9,934,539 potentially dilutive securities outstanding.

 f) Comprehensive Loss

 ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g) Foreign Currency Translation

 Effective on the closing of the Agreement on February 26, 2007 (see Note 1), the Company’s functional and reporting currency changed to the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

 h) Stock-based Compensation

 In accordance with ASC 718, Compensation – Stock Based Compensation, the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

k) Research and Development Costs

In accordance with ASC 730, Research and Development, research costs are expensed in the period in which they are incurred. Development costs are also expensed unless they meet the criteria for deferral. When development costs meet the criteria for deferral, the development costs are deferred to the extent their recoverability can be reasonably assured. Deferred development costs represent the cost of developing specific products and are amortized on a straight line basis over the expected commercial life of the product.

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

m) Investment Tax Credits

The Company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits received or receivable are deducted from research and development expenditures when the Company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on the Company’s collection history. During the year ended December 31, 2009, the Company recognized $14,880 in investment tax credits (2008 - $nil) which have been applied against research and development expenditures in the statement of operations. As at December 31, 2009, the Company has accrued $14,880 in investment tax credits receivable (2008 - $nil). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

n) Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

2.  Summary of Significant Accounting Policies (continued)

n) Recent Accounting Pronouncements (continued)

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Property and Equipment

	Cost $	Accumulated Amortization $	December 31, 2009 Net Carrying Value $	December 31, 2008 Net Carrying Value $
Equipment	13,617	7,686	5,931	8,102
Computer equipment	3,283	2,282	1,001	1,367
Office furniture	9,467	5,025	4,442	5,453

	26,367	14,993	11,374	14,922

4. Related Party Transaction

During the year ended December 31, 2009, the Company recognized $24,000 (2008 – $24,000) for rent due to a company controlled by a director of the Company. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related parties.

5. Convertible Debentures Issued to Related Parties

a) On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. The loan and any unpaid interest at the conversion date are convertible into shares of common stock at a conversion price of US$0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at December 31, 2009, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $32,923 and $5,436, respectively, after translation into Canadian dollars.

b) On October 16, 2008, the Company entered into a convertible debenture agreement with the President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. The loan and any unpaid interest at the conversion date are convertible into shares of common stock at a conversion price of US$0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at December 31, 2009, the carrying values of the convertible debenture and accrued convertible interest thereon were $39,904 and $6,349, respectively, after translation into Canadian dollars.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

5. Convertible Debentures Issued to Related Parties (continued)

c) On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received US$202,920 ($250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the loan are to be used to further advance current business development and marketing initiatives, and to complete testing. The loan amount is secured against intellectual property rights owned by the Company. The loan and any unpaid interest at the conversion date are convertible into shares of common stock at a conversion price of US$0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$101,460 ($125,000) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$101,460 ($125,000). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$202,920. As at December 31, 2009, the carrying value of the convertible debenture was $125,574, after translation into Canadian dollars.

d) On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the President of the Company. The Company received US$50,000 ($52,550) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. The loan and any unpaid interest at the conversion date are convertible into shares of common stock at a conversion price of US$0.05 per share. As at December 31, 2009, the carrying value of the convertible debenture was $52,550, after translation into Canadian dollars.

6. Advances From Related Parties

a) On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at December 31, 2009, the Company owed this company $1,906 (December 31, 2008 - $1,906) for payment of expenses on behalf of the Company.

b) On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at December 31, 2009, the loan payable was $26,275 (December 31, 2008 - $30,615) after translation into Canadian dollars.

7. Common Stock

a) On February 5, 2009, the Company issued 1,639,346 units at US$0.05 per unit for gross proceeds of $100,000 (US$81,967). These proceeds were received during the year ended December 31, 2008 and included in common stock to be issued at December 31, 2008. Each unit issued consists of one share of common stock and two share purchase warrants. Each share purchase warrant entitles the holder to purchase one share of common stock at US$0.11 per share expiring on February 5, 2011.

b) On July 8, 2009, the Company was to issue 75,000 shares of common stock at a value of $2,627 as compensation for investor relations and marketing services per the terms of an agreement dated July 1, 2009. This amount is included in common stock to be issued at December 31, 2009. Refer to Notes 9(d) and 11.

c) On December 16, 2009, the Company issued 125,000 shares of common stock to a former employee according to the employment agreement referred to in Note 9(a) for services performed for the years ended July 28, 2008 and 2009. As at December 31, 2009, the 375,000 shares purchase warrants that were to have been issued under the agreement have not been issued. However, 375,000 shares were issued in error. The Company is in the process of cancelling the additional 375,000 shares and replacing them with share purchase warrants. At December 31, 2009, the par value of these shares has been recorded as additional paid-in capital and 250,000 of the share purchase warrants have been presented as issued (see Note 8).

d) On February 12, 2008, the Company issued 970,585 units at US$0.17 per unit for gross proceeds of $165,000 (US$165,000). Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at US$0.30 per share expiring two years from the closing date.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

7.  Common Stock (continued)

e) On July 10, 2008, the Company issued 3,609,137 shares of common stock pursuant to the conversion of convertible notes issued on February 26, 2007, and accrued interest thereon. Upon conversion, 2,401,464 shares of common stock were issued to a company in which the President of the Company holds a minority interest and 1,207,673 shares of common stock were issued to a company controlled by another director of the Company.

f) On August 19, 2008, the Company issued 62,500 shares of common stock with a fair value of $32,684 to a former employee of the Company. Refer to Note 9(a).

g) On November 24, 2008, the Company issued 75,000 restricted shares of common stock with a fair value of $3,374 for investor relations services.

8. Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance – December 31, 2007	4,925,000	US$0.52

Issued	1,158,085	US$0.25

Expired	(4,737,500)	US$0.50

Balance – December 31, 2008	1,345,585	US$0.39

Issued	3,466,192	US$0.11

Expired	(187,500)	US$1.04

Balance – December 31, 2009	4,624,277	US$0.15

As at December 31, 2009, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
970,585	US$0.30	February 12, 2010
3,278,692	US$0.11	February 5, 2011
187,500	US$0.23	July 28, 2010
187,500	US$0.07	July 28, 2011
4,624,277

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

9. Commitments

a) On July 28, 2006, the Company’s board of directors resolved to issue certain share-based payments to an employee of the Company over a three year period. Under the arrangement, the employee was to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2006, 2007, 2008, and 2009. The Company issued 62,500 shares on each of March 15, 2007 and August 19, 2008, and issued 125,000 shares on December 16, 2009. On September 12, 2008, the employee resigned and became a consultant to the Company (refer to Note 9(b)). It was mutually agreed that the former employee was entitled to the remaining shares and warrants to be issued under the arrangement. For the year ended December 31, 2009, stock-based compensation of $7,823 (2008 - $33,918) was recorded for the 187,500 warrants earned on July 28, 2009 (2008 – July 28, 2008).

b) On September 15, 2008, the Company entered into a consulting agreement with the former employee in Note 9(a), for administrative services. Pursuant to the agreement, the Company agreed to pay the former employee $6,800 per month. This agreement may be terminated upon three months prior written notice.

c) On December 4, 2008, the Company entered into a contribution agreement with National Research Council Canada (“NRC”) to bring the Company’s catalytic muffler technology to commercialization through a two phase research and development project. This agreement became effective on April 1, 2009 and was scheduled to terminate on November 30, 2010. Under the agreement, NRC was to reimburse 80% of supported internal salaries up to a maximum of $115,832 and 50% of supported contractor fees up to a maximum of $119,645 incurred on the project. NRC was to contribute a maximum of $125,717 and $109,760 during the fiscal years of the Canadian government ending March 31, 2010 and 2011, respectively. This agreement was terminated on September 11, 2009 by mutual agreement.

d) On July 1, 2009, the Company entered into an investor relations agreement.  Pursuant to the agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009, and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. As of December 31, 2009, the shares had not been issued and have been included in common stock to be issued. Refer to Note 11.

e) On October 15, 2009, the Company entered into a license agreement with a licensee to grant a non-exclusive license to use, market and sell the Company’s intellectual property for a period of two years.  License and royalty fees are to be determined prior to the first sale.   At the end of the two year period, the agreement can be renewed for a successive two year period by mutual agreement.

10. Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2008 – 35%). The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax recovery as reported is as follows:

	Year Ended December 31, 2009 $	Year Ended December 31, 2008 $
Income tax recovery computed at the statutory rate	104,398	220,657
Permanent differences	(15,991)	(86,479)
Income tax rate change	–	3,192
Change in valuation allowance	(88,407)	(137,370)

Income tax recovery	–	–

Significant components of the Company’s deferred income tax assets as at December 31, 2009 and 2008, after applying enacted corporate income tax rates, are as follows:

	December 31, 2009 $	December 31, 2008 $
Deferred income tax assets
Cumulative net operating losses	334,316	245,909
Valuation allowance	(334,316)	(245,909)

Net deferred income tax assets	–	–

The Company has net operating loss carryforwards of $955,189 which expire commencing in 2027.

11. Subsequent Events

On February 8, 2010, the Company issued 75,000 shares as compensation for investor relations and marketing services.  Refer to Notes 7(b) and 9(d).

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2009, the end of the period covered by this annual report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm due to temporary rules of the SEC that permit us to provide only the conclusions to management’s report in this annual report.

Changes in Internal Control

During the fiscal year ended December 31, 2009 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).  Controls and Procedures

Not applicable.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of March 31, 2010.

Name	Age	Position
Albert E. Hickman	67	President, Chief Executive Officer, Chairman and Director
Gary Bishop	49	Chief Financial Officer and Director
Nils Rodeblad	64	Director
Michael J. Mugford	42	Director
Edward P. Noonan	69	Director

Our current directors will hold office until our next annual stockholder meeting or until their successors have been elected and qualified. Our officers are appointed by our Board of Directors and hold office until their death, resignation or removal from office. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Albert E. Hickman, President, Chief Executive Officer, Chairman and Director

Mr. Hickman was appointed as our President, Chief Executive Officer, Chairman and Director on September 22, 2006. He is currently the Chairman of the Hickman Group of Companies, a group with diversified activities in Atlantic Canada that includes Hickman Motors Limited, Hickman Leasing Limited, Hickman Saturn SAAB, Budget Rent-A-Car, and Body Works Limited.

After 16 years on the Board of Directors of Canadian Imperial Bank of Commerce, Mr. Hickman retired from in 2006. He is currently a Director of Buchans River Ltd. and Churchill Falls (Labrador) Corporation Ltd., and is a former Director of Fishery Products International (as Lead Director), Newtel Enterprises and Aliant Inc. Throughout his career, Mr. Hickman has served on many national committees and advisory boards associated with the automotive industry.

Gary Bishop, Chief Financial Officer and Director

Mr. Bishop was appointed as our Chief Financial Officer and Director on September 22, 2006. He is currently the Vice-President, Finance and Chief Financial Officer of the Hickman Group of Companies.

Mr. Bishop is a Chartered Accountant who graduated from Memorial University in St. John’s, Newfoundland, Canada with a Bachelor of Commerce degree and a Masters of Business Administration degree. He has served on the Board of Directors for a number of private corporations as well as been the Chairman of the Board of The Credit Bureau of St. John’s Limited.

Nils Rodeblad, Director

Mr. Rodeblad was appointed as our Director on September 22, 2006.

Mr. Rodeblad has acted as the owner and operator of N.B.R. Consulting Ltd. in St. John’s, Newfoundland, Canada for over 28 years. He has gained significant consulting experience worldwide, including over 15 years of full-time consulting work for the Hickman Group of Companies as well as consulting work for various transportation companies in Sweden.

Michael J. Mugford, Director

Mr. Mugford was appointed as our Director on September 22, 2006. Mr. Mugford is currently a Director of MJM Enterprises Inc., a multimillion dollar international business practice that he founded in 2003.

Mr. Mugford formerly worked in a sales capacity for Xerox Corporation, and has held several executive positions with publicly traded companies over the course of his career.

Edward P. Noonan, Director

Mr. Noonan was appointed as our Director on September 22, 2006. He is currently a partner of Noonan, Oakley Barristers and Solicitors, located in St. John's, Newfoundland, Canada.

Mr. Noonan was admitted to the Law Society of Newfoundland in 1970, and was appointed Queen's Counsel in 1993. He currently serves as Director of the St. John's Port Authority.

None of our directors currently serve as directors of any other public company or any company registered as an investment company.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009 our directors, executive officers and ten percent (10%) stockholders complied with all applicable filing requirements.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions (the “Senior Officers”), as well as our directors and employees. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

●	accountability for adherence to the Code.

The Code requires that, among other things, our Senior Officers commit to the timely, accurate and consistent disclosure of information; maintain confidential information; and act with honesty and integrity. In addition, it emphasizes that our Senior Officers, directors and employees have a responsibility for maintaining our financial integrity, consistent with generally accepted accounting principles and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to us. Any failure to report such inappropriate or irregular conduct is to be treated as a severe disciplinary matter. It is not our policy to retaliate against any individual who reports in good faith any violation or potential violation of the Code.

The Code was included as an exhibit to our annual report on Form 10-KSB filed with the SEC on April 15, 2008. We undertake to provide a copy of the Code to any person without charge, upon request sent to either of our executive offices.

Audit Committee

On September 30, 2009 we established an audit committee and directed the audit committee to carry out its duties in accordance with a charter. A current copy of our audit committee charter is not yet available to our security holders on our website, but we plan to make the charter available there in the near future. Gary Bishop, our Chief Financial Officer and Director, is the sole member of our audit committee.

Our audit committee has:

●	reviewed and discussed our audited financial statements with management;

●	recommended to our Board of Directors that the audited financial statements be included this annual report on Form 10-K;

●
discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board (the “PCAOB”) in Rule 3200T; and

●
received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and discussed with the independent accountant the independent accountant's independence.

Our Board has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having an audit committee financial expert on the Board.

Nominating Committee

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual meeting of the Board of Directors at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of security holders. If the proposed nominee is not the same person as the stockholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from any candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Item 11.  Executive Compensation

None of our directors or executive officers has received any compensation from us during our last three fiscal years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered during the fiscal year ended December 31, 2009.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive options to purchase our common stock as awarded by our Board of Directors or any committee thereof. Our Board may also award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Change of Control

As of March 31, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth, as of March 31, 2010, certain information with respect to the beneficial ownership of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 31, 2010, there were 45,869,068 issued and outstanding shares of our common stock. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Albert E. Hickman (1) 85 Rennie’s Mill Road St. John’s, Newfoundland Canada A1C 3P9	2,416,464 (2)	5.3
Common Stock	Gary Bishop (3) 5 Lamanch Place St. John’s, Newfoundland Canada A1E 4P6	0	0
Common Stock	Nils Rodeblad (4) 13 Cedarhurst Place St. John’s, Newfoundland Canada A1G 1T8	0	0
Common Stock	Michael J. Mugford (5) 15365 Brookside Avenue West Vancouver, British Columbia Canada V7W 1N2	1,861,452 (6)	4.1
Common Stock	Edward P. Noonan (7) 381 Pine Line Torbay, Newfoundland Canada A1K 1A2	0	0
	All Officers and Directors as a Group	4,277,916	9.4
Common Stock	Environmental Control Corporation (8) 85 Kenmount Road St. John’s, Newfoundland Canada A1B 3N7	22,500,000	49.1
Common Stock	Hickman Motors Limited (9) PO Box 8340, Stn A St. John’s, Newfoundland Canada A1B 3N7	2,401,464	5.2

(1)	Mr. Hickman is our President, Chief Executive Officer, Chairman and Director.

(2)	Includes 2,401,464 shares held by Hickman Motors, a company over which Mr. Hickman has shared voting and investment power, and 15,000 shares held by Mr. Hickman directly.

(3)	Mr. Bishop is our Chief Financial Officer and Director.

(4)	Mr. Rodeblad is our Director.

(5)	Mr. Mugford is our Director.

(6)	These shares are held by MJM Enterprises Ltd., a company over which Mr. Mugford has sole voting and investment power.

(7)	Mr. Noonan is our Director.

(8)
The shares of Environmental Control Corporation are held as follows: 20.05% in a blind trust over which Edward P. Noonan, our Director, has sole voting and investment power; 18.02% by Banco Holdings, a company over which Nils Rodeblad, our Director, has sole voting and investment power; 9.01% by Gary Bishop, our Chief Financial Officer and Director; and the remaining 52.92% by other investors.

(9)	Albert E. Hickman, our President, Chief Executive Officer, Chairman and Director, has shared voting and investment power over the 2,401,464 shares held by Hickman Motors Limited.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than as disclosed in this annual report, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements.

We currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director.

Three of our five current directors, Nils Rodeblad, Michael J. Mugford and Edward P. Noonan, meet this definition of independence.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended December 31, 2009 and 2008, and any other fees billed for services rendered by our auditors during these periods.

Manning Elliott LLP Period from January 1, 2009 to December 31, 2009
Audit fees	$	17,000
Audit-related fees	$	6,000
Tax fees	$	0
All other fees	$	0
Total	$	23,000

Manning Elliott LLP Period from January 1, 2007 to December 31, 2008
Audit fees	$	24,000
Audit-related fees	$	0
Tax fees	$	0
All other fees	$	9,000
Total	$	33,000

From our inception on March 6, 1999 to September 30, 2009, our Board of Directors, performing the duties of the audit committee, reviewed all audit and non-audit related fees at least annually. Since October 1, 2009 this review has been carried out by our audit committee. Our audit committee pre-approved all audit related services for the year ended December 31, 2009.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See the “Index to Consolidated Financial Statements” set forth on page F-1.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibit Number	Exhibit Description
3.1	Contribution Agreement with National Research Council of Canada Industrial Research Program (1)
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Included as an exhibit to our Current Report on Form 8-K filed on February 4, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010		Environmental Control Corp.
(Registrant)

	By:	/s/ Albert E. Hickman
Albert Hickman
President, Chief Executive Officer, Chairman and Director

/s/ Gary Bishop
Gary Bishop
Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Albert E. Hickman	President, Chief Executive Officer, Chairman and Director	March 31, 2010
Albert E. Hickman

/s/ Gary Bishop	Chief Financial Officer and Director	March 31, 2010
Gary Bishop

/s/ Nils Rodeblad	Director	March 31, 2010
Nils Rodeblad

/s/ Michael J. Mugford	Director	March 31, 2010
Michael J. Mugford

/s/ Edward P. Noonan	Director	March 31, 2010
Edward P. Noonan