Form 10-Q
period 2010-03-31
ENVIRONMENTAL CONTROL CORP.
filed 2010-05-17
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

45,569,068 common shares issued and outstanding as of May 6, 2010

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Control Corp.
(A Development Stage Company)

March 31, 2010

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

	March 31 2010 $	December 31 2009 $
	(unaudited)
ASSETS

Current Assets

Cash	47,617	117,489
Amounts receivable	9,810	8,406
Investment tax credit receivable (Note 2(n))	14,880	14,880

Total Current Assets	72,307	140,775

Property and equipment (Note 3)	10,632	11,374

Total Assets	82,939	152,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	28,489	48,584
Accrued liabilities	16,349	1,702
Accrued convertible interest payable to related parties (Note 5)	14,806	11,785
Advances from related parties (Note 6(a))	26,906	26,906

Total Current Liabilities	86,550	88,977

Convertible debentures issued to related parties (Note 5)	250,708	250,951
Advances from related parties (Note 6(b))	25,395	26,275

Total Liabilities	362,653	366,203

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, US$0.001 par value; 45,569,068 shares issued and outstanding (2009 – 45,869,068 shares)	52,810	53,158

Additional paid-in capital	1,634,994	1,632,019

Common stock to be issued (Note 7(b))	2,320	2,627

Deficit accumulated during the development stage	(1,969,838)	(1,901,858)

Total Stockholders’ Deficit	(279,714)	(214,054)

Total Liabilities and Stockholders’ Deficit	82,939	152,149

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

	Accumulated from	For the	For the
	March 6, 1999	Three months	Three months
	(Date of Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2010 $	2010 $	2009 $

Revenue	–	–	–

Expenses

Depreciation	15,735	742	983
Foreign exchange (gain) loss	(26,811)	(8,386)	4,198
General and administrative (Note 4)	1,491,252	60,716	86,828
Research and development (Note 2(n))	79,016	3,053	1,933

Total Operating Expenses	1,559,192	56,125	93,942

Loss From Operations	(1,559,192)	(56,125)	(93,942)

Other Expenses

Accretion of discounts on convertible debentures	(349,539)	(8,357)	(731)
Interest expense	(61,107)	(3,498)	(2,648)

Total Other Expenses	(410,646)	(11,855)	(3,379)

Net Loss for the Period	(1,969,838)	(67,980)	(97,321)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		45,670,000	44,713,000

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)

	For the	For the
	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2010 $	2009 $

Operating Activities

Net loss for the period	(67,980)	(97,321)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	8,357	731
Depreciation	742	983
Stock-based compensation	2,320	–
Foreign exchange translation (gain) loss	(10,433)	4,115

Changes in operating assets and liabilities:
Receivables	(1,404)	–
Investment tax credit receivable	–	–
Prepaid expenses	–	1,125
Accounts payable and accrued liabilities	(4,972)	(7,706)
Accrued convertible interest payable	3,498	2,648

Net Cash Used In Operating Activities	(69,872)	(95,425)

Decrease in Cash	(69,872)	(95,425)

Cash - Beginning of Period	117,489	125,251

Cash - End of Period	47,617	29,826

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2010, the Company has working capital deficit of $14,243, has incurred losses totalling $1,969,838 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $80,000 for research and development activities, and approximately $190,000 for other operational costs over the next twelve months. The Company had $47,617 in cash on hand at March 31, 2010. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company’s fiscal year end is December 31.

b) Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10K filed March 31, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2010, and the results of its operations and cash flows for the there month periods ended March 31, 2010 and 2009. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

f) Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2010, the Company has no potentially dilutive securities outstanding.

g) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

i) Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50, Equity Based Payments to Non-Employees, the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

n)  Investment Tax Credits

The Company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when the Company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on the Company’s collection history. During the year ended December 31, 2009, the Company recognized $14,880 in investment tax credits (2008 - $nil) which have been applied against research and development expenditures in the statement of operations. As at March 31, 2010, the Company has $14,880 in investment tax credits receivable (December 31, 2009 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

o)  Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Property and Equipment

	Cost $	Accumulated Amortization $	March 31, 2010 Net Carrying Value $	December 31, 2009 Net Carrying Value $

Equipment	13,617	8,130	5,487	5,931
Computer equipment	3,283	2,357	926	1,001
Office furniture	9,467	5,248	4,219	4,442

	26,367	15,735	10,632	11,374

4. Related Party Transaction

During the three-month period ended March 31, 2010, the Company recognized $6,000 (2009 – $6,000) for rent due to a company controlled by a director of the Company. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related parties.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

5. Convertible Debentures Issued to Related Parties

a)
On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. The loan and any unpaid interest at the conversion date are convertible into shares of common stock at a conversion price of US$0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at March 31, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $32,201 and $6,165, respectively, after translation into Canadian dollars.

b)
On October 16, 2008, the Company entered into a convertible debenture agreement with the President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. The loan and any unpaid interest at the conversion date are convertible into shares of common stock at a conversion price of US$0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at March 31, 2010, the carrying values of the convertible debenture and accrued convertible interest thereon were $39,261 and $7,389, respectively, after translation into Canadian dollars.

c)
On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received US$202,920 ($250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the loan are to be used to further advance current business development and marketing initiatives, and to complete testing. The loan amount is secured against intellectual property rights owned by the Company. The loan and any unpaid interest at the conversion date are convertible into shares of common stock at a conversion price of US$0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$101,460 ($125,000) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$101,460 ($125,000). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$202,920. As at March 31, 2010, the carrying value of the convertible debenture was $128,456, after translation into Canadian dollars.

d)
On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the President of the Company. The Company received US$50,000 ($52,550) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. The loan and any unpaid interest at the conversion date are convertible into shares of common stock at a conversion price of US$0.05 per share. As at March 31, 2010, the carrying values of the convertible debenture and accrued convertible interest thereon were $50,790 and $1,252, respectively, after translation into Canadian dollars.

6. Advances From Related Parties

a)
On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at March 31, 2010, the Company owed this company $1,906 (December 31, 2009 - $1,906) for payment of expenses on behalf of the Company.

b)
On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at March 31, 2010, the loan payable was $25,395 (December 31, 2009 - $26,275) after translation into Canadian dollars.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

7. Common Stock

a)
On February 8, 2010, the Company issued 75,000 shares of common stock at a value of $2,627 as compensation for investor relations and marketing services per the terms of an agreement dated July 1, 2009. This amount was included in common stock to be issued at December 31, 2009. Refer to Note 9(c).

b)
On January 8, 2010, the Company was to issue 75,000 shares of common stock at a value of $2,320 as compensation for investor relations and marketing services per the agreement described in Note 9(c).  This amount is included in common stock to be issued at March 31, 2010.

c)
On December 16, 2009, the Company issued 125,000 shares of common stock to a former employee according to the employment agreement referred to in Note 9(a) for services performed for the years ended July 28, 2008 and 2009. As at December 31, 2009, the 375,000 shares purchase warrants that were to have been issued under the agreement were not issued, however, 375,000 shares were issued in error.  At December 31, 2009, the par value of these shares had been recorded as additional paid-in capital and 375,000 of the share purchase warrants have been presented as issued. On February 1, 2010, the Company cancelled the additional 375,000 shares.

8. Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2009	4,624,277	$	US0.15

Expired	(970,585)	$	US0.30

Balance – March 31, 2010	3,653,692	$	US0.11

As at March 31, 2010, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

3,278,692	US$0.11	February 5, 2011
187,500	US$0.23	July 28, 2010
187,500	US$0.07	July 28, 2011
3,653,692

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

c)
On July 1, 2009, the Company entered into an investor relations agreement.  Pursuant to the agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009, and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement.  Any payments over 45 days will be subject to a penalty fee of 10% per week.  On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009.  On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares.  As at March 31, 2010, the shares have not been issued and have been included in common stock to be issued.

d)
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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Environmental Control Corp., and our wholly-owned subsidiary Environmental Control Corporation, a private Canadian company, unless otherwise indicated.

General Overview

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

Cash Requirements

Based on our planned expenditures, we will require approximately $270,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing than we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
Sales and marketing expenses	110,000
Research and development expenses	80,000
General and administrative expenses	80,000
Total	270,000

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Governmental Regulations

Our activities and products to date are not subject to any governmental regulations that would have a significant impact on our business.  We believe that we are in compliance with all applicable regulations that apply to our business as it is presently conducted.   We will continue to have professional units produced for emissions and durability testing in accordance with US and Canadian regulations.  Upon completion of these tests, we intend to partner with engine manufacturers and license them to use our technology within catalytic mufflers to suit their specific engine requirements.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending March 31, 2011.

Research and Development

We anticipate expending approximately $80,000 during the twelve-month period ending March 31, 2011 on research and development activities, which would include approximately $30,000 on testing programs and $50,000 on prototype manufacturing and engineering.  We have spent $16,161 on research and development over the past 12 months.

Employees

We do not currently have any employees.  Our directors and officers provide services as consultants.  We do and will continue to outsource contract employment or independent contractors as needed.  Depending on the scale of our growth and the development of our business we may hire additional employees over the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

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

Earnings (Loss) Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2010, we have no potentially dilutive securities outstanding.

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

Going Concern

As of March 31, 2010, we have accumulated losses of $1,559,192 since inception, we have a working capital deficiency of $14,243 and have earned no revenues since inception. We rely upon the sale of our common stock to fund our operations. We may not generate any revenues in the future and if we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Results of Operations – Three Months Ended March 31, 2010 and Three Months Ended March 31, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2010, which are included herein.

Our operating results for the three months ended March 31, 2010, for the three months ended March 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Change Between Three Month Period Ended March 31, 2010 and March 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
Depreciation		742		983		(241)
Foreign exchange loss (gain) loss		(8,386)		4,198		(12,584)
General and administrative		60,716		86,828		(26,112)
Research and development		3,053		1,933		1,120
Net (Loss)		$(56,125)		$(93,942)		$37,817

Our accumulated losses increased to $1,559,192 as of March 31, 2010. Our financial statements report a net loss of $56,125 for the three month period ended March 31, 2010 compared to a net loss of $93,942 for the three month period ended March 31, 2009. Our losses have decreased primarily as a result of decreased wages and lower general and administrative costs.

Our total current liabilities as of March 31, 2010 were $86,550 as compared to total liabilities of $79,619 as of March 31, 2009. The increase was due to outstanding auditing and legal fees.

Liquidity and Financial Condition

Working Capital

	At March 31, 2010	At December 31, 2009
Current assets	$72,307	140,775
Current liabilities	86,550	88,977
Working capital (deficit)	$(14,243)	51,798

Cash Flows

	At March 31, 2010	At March 31, 2009
Net cash used in operating activities	$(69,872)	(95,425)
Net cash used in investing activities	Nil	Nil
Net cash provided by financing activities	Nil	Nil
Effect of exchange rate changes on cash	Nil	Nil
Net increase (decrease) in cash during period	$(69,872)	(95,425)

Operating Activities

Net cash used by operating activities was $69,872 in the three months ended March 31, 2010 compared with net cash used by operating activities of $95,425 in the three months ended March 31, 2009. The decrease in use of cash of $25,553 in operating activities is mainly attributable to accretion of discounts on convertible debentures, stock-based compensation and a gain on foreign exchange.

Investing Activities

Net cash used in investing activities was $nil in the three months ended March 31, 2010 compared to net cash used in investing activities of $nil in the three months ended March 31, 2009.

Financing Activities

Net cash provided by financing activities was $nil in the three months ended March 31, 2010 compared to $nil provided by financing activities in the three months ended March 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
(10)	Material Contracts
10.1	Contribution Agreement with National Research Council of Canada Industrial Research Program (incorporated by reference from our Current Report on Form 8-K February 4, 2009).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008).
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CONTROL CORP.
(Registrant)

Dated: May 17, 2010	/s/ Albert Hickman
Albert Hickman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 17, 2010	/s/ Gary Bishop
Gary Bishop
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)