Form 10-Q
period 2010-06-30
ENVIRONMENTAL CONTROL CORP.
filed 2010-08-16
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to ___________

Commission File Number 333-120682

ENVIRONMENTAL CONTROL CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

85 Kenmount Road, St. John’s Newfoundland, Canada
(Address of principal executive offices)

A1B 3N7
(Zip Code)

888.669.3588
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  ☐ YES    ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
45,569,068 common shares issued and outstanding as of August 12, 2010

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Environmental Control Corp.
(A Development Stage Company)

June 30, 2010

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

	(unaudited)
ASSETS

Current Assets

Cash	63,991	117,489
Amounts receivable	11,705	8,406
Investment tax credit receivable (Note 2(n))	14,880	14,880

Total Current Assets	90,576	140,775

Property and equipment (Note 3)	9,940	11,374

Total Assets	100,516	152,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	49,548	48,584
Accrued liabilities	1,716	1,702
Accrued convertible interest payable to related parties (Note 5)	24,204	11,785
Advances from related parties (Note 6(a))	26,906	26,906

Total Current Liabilities	102,374	88,977

Convertible debentures issued to related parties (Note 5)	298,104	250,951
Advances from related parties (Note 6(b))	26,615	26,275

Total Liabilities	427,093	366,203

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, US$0.001 par value; 45,569,068 shares issued and outstanding (December 31, 2009 – 45,869,068 shares)	52,810	53,158

Additional paid-in capital	1,657,215	1,632,019

Common stock to be issued (Note 7(b))	2,320	2,627

Deficit accumulated during the development stage	(2,038,922)	(1,901,858)

Total Stockholders’ Deficit	(326,577)	(214,054)

Total Liabilities and Stockholders’ Deficit	100,516	152,149

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	March 6, 1999	Three months	Three months	Six months	Six months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	16,427	692	916	1,434	1,899
Foreign exchange (gain) loss	(12,942)	13,869	(15,933)	5,483	(11,735)
General and administrative (Note 4)	1,531,659	40,407	82,290	101,123	169,118
Research and development	79,816	800	14,503	3,853	16,436

Total Operating Expenses	1,614,960	55,768	81,776	111,893	175,718

Loss From Operations	(1,614,960)	(55,768)	(81,776)	(111,893)	(175,718)

Other Expenses

Accretion of discounts on convertible debentures	(354,306)	(4,767)	(6,524)	(13,124)	(7,255)
Interest expense	(69,656)	(8,549)	(2,607)	(12,047)	(5,255)

Total Other Expenses	(423,962)	(13,316)	(9,131)	(25,171)	(12,510)

Net Loss for the Period	(2,038,922)	(69,084)	(90,907)	(137,064)	(188,228)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		45,569,000	45,369,000	45,619,000	45,043,000

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)

	For the	For the
	Six months	Six months
	Ended	Ended
	June 30, 2010	June 30, 2009
	$	$

Operating Activities

Net loss for the period	(137,064)	(188,228)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	13,124	7,255
Depreciation	1,434	1,899
Stock-based compensation	2,320	–
Foreign exchange translation (gain) loss	5,178	(12,152)

Changes in operating assets and liabilities:
Receivables	(3,299)	–
Investment tax credit receivable	–	–
Prepaid expenses	–	1,125
Accounts payable and accrued liabilities	912	(16,333)
Accrued convertible interest payable	12,047	4,820

Net Cash Used In Operating Activities	(105,348)	(201,614)

Financing Activities

Proceeds from convertible debt	51,850	250,000
Proceeds from issuance of shares	–	–

Net Cash Provided by Financing Activities	51,850	250,000

Increase (Decrease) in Cash	(53,498)	48,386

Cash - Beginning of Period	117,489	125,251

Cash - End of Period	63,991	173,637

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2010, the Company has a working capital deficiency of $11,798 and has incurred losses totalling $2,038,922 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $80,000 for research and development activities, and approximately $190,000 for other operational costs over the next twelve months. The Company had $63,991 in cash on hand at June 30, 2010. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2010, and the results of its operations and cash flows for the six month and three month periods ended June 30, 2010 and 2009. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e)  Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, advances from related parties and convertible debentures issued to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2010 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010

Assets:
Cash	$63,991	$–	$–	$63,991

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

f)  Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2010, the Company has 2,494,990 potentially dilutive securities outstanding.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

2.  Summary of Significant Accounting Policies (continued)

g)  Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

n)  Investment Tax Credits

The Company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when the Company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on the Company’s collection history. During the year ended December 31, 2009, the Company recognized $14,880 in investment tax credits (2008 - $nil) which were applied against research and development expenditures in the statement of operations. As at June 30, 2010, the Company has $14,880 in investment tax credits receivable (December 31, 2009 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

o)  Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Property and Equipment

	Cost $	Accumulated Amortization $	June 30, 2010 Net Carrying Value $	December 31, 2009 Net Carrying Value $

Equipment	13,617	8,542	5,075	5,931
Computer equipment	3,283	2,426	857	1,001
Office furniture	9,467	5,459	4,008	4,442

	26,367	16,427	9,940	11,374

4.  Related Party Transaction

During the six-month period ended June 30, 2010, the Company recognized $12,000 (2009 – $12,000) for rent due to a company controlled by a director of the Company. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related parties.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

5.  Convertible Debentures Issued to Related Parties

a)  On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at June 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $34,199 and $7,427, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

b)  On October 16, 2008, the Company entered into a convertible debenture agreement with the President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at June 30, 2010, the carrying values of the convertible debenture and accrued convertible interest thereon were $41,971 and $9,071, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

c)  On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received US$202,920 ($250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the loan are to be used to further advance current business development and marketing initiatives, and to complete testing. The loan amount is secured against intellectual property rights owned by the Company. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$101,460 ($125,000) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$101,460 ($125,000). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$202,920. As at June 30, 2010, the carrying value of the convertible debenture and accrued convertible interest thereon were $138,206 and $4,439, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

d)  On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the President of the Company. The Company received US$50,000 ($52,550) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.05 per share. As at June 30, 2010, the carrying values of the convertible debenture and accrued convertible interest thereon were $53,230 and $2,640, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

5.  Convertible Debentures Issued to Related Parties (continued)

e)  On May 18, 2010, the Company entered into a convertible loan agreement with a company controlled by the President of the Company. The Company received US$50,000 ($51,850) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$21,429 ($22,221) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$28,571 ($29,629). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000.  As at June 30, 2010, the carrying values of the convertible debenture and accrued convertible interest thereon were $30,498 and $627, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

6.  Advances From Related Parties

a)  On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at June 30, 2010, the Company owed this company $1,906 (December 31, 2009 - $1,906) for payment of expenses on behalf of the Company.

b)  On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at June 30, 2010, the loan payable was $26,615 (December 31, 2009 - $26,275) after translation into Canadian dollars.

7.  Common Stock

a)  On February 8, 2010, the Company issued 75,000 shares of common stock at a value of $2,627 as compensation for investor relations and marketing services per the terms of an agreement dated July 1, 2009. This amount was included in common stock to be issued at December 31, 2009. Refer to Note 9(c).

b)  On January 8, 2010, the Company was to issue 75,000 shares of common stock at a value of $2,320 as compensation for investor relations and marketing services per the agreement described in Note 9(c).  This amount is included in common stock to be issued at June 30, 2010.

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

8.  Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2009	4,624,277	$	US0.15

Expired	(970,585)	$	US0.30

Balance – June 30, 2010	3,653,692	$	US0.15

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

8.  Share Purchase Warrants (continued)

As at June 30, 2010, the following common share purchase warrants were outstanding:

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

c)  On July 1, 2009, the Company entered into an investor relations agreement.  Pursuant to the agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009, and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement.  Any payments over 45 days will be subject to a penalty fee of 10% per week.  On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009.  On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares.  As at June 30, 2010, the additional shares have not been issued and have been included in common stock to be issued.

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

Going Concern

As of June 30, 2010, we have accumulated losses of $2,038,922 since inception, we have a working capital deficiency of $11,798 and have earned no revenues since inception. We rely upon the sale of our common stock to fund our operations. We may not generate any revenues in the future and if we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Results of Operations – Three Months Ended June 30, 2010 and Three Months Ended June 30, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2010, which are included herein.

Our operating results for the three months ended June 30, 2010, for the three months ended June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Change Between Three Month Period Ended June 30, 2010 and June 30, 2009
Revenue	$Nil	$Nil	$Nil
Depreciation	692	916	(224)
Foreign exchange loss (gain) loss	13,869	(15,933)	29,802
General and administrative	40,407	82,290	(41,883)
Research and development	800	14,503	(13,703)
Net (Loss)	$(69,084)	$(90,907)	$21,823

Our accumulated losses increased to $2,038,922 as of June 30, 2010. Our financial statements report a net loss of $69,084 for the three month period ended June 30, 2010 compared to a net loss of $90,907 for the three month period ended June 30, 2009. Our losses have decreased primarily as a result of decreased wages and lower general and administrative costs.

Results of Operations – Six Months Ended June 30, 2010 and Six Months Ended June 30, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2010, which are included herein.

Our operating results for the six months ended June 30, 2010, for the six months ended June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Change Between Six Month Period Ended June 30, 2010 and June 30, 2009
Revenue	$Nil	$Nil	$Nil
Depreciation	1,434	1,899	465
Foreign exchange loss (gain) loss	5,483	(11,735)	17,218
General and administrative	101,123	169,118	67,995
Research and development	3,853	16,436	12,583
Net (Loss)	$(137,064)	$(188,228)	$51,164

Our accumulated losses increased to $2,038,922 as of June 30, 2010. Our financial statements report a net loss of $137,064 for the six month period ended June 30, 2010 compared to a net loss of $188,228 for the six month period ended June 30, 2009. Our losses have decreased primarily as a result of decreased wages and lower general and administrative costs.

Our total current liabilities as of June 30, 2010 were $102,374 as compared to total liabilities of $71,910 as of June 30, 2009. The increase was due to outstanding auditing and legal fees.

Liquidity and Financial Condition

Working Capital

	At June 30, 2010 $	At December 31, 2009 $
Current assets	90,576	140,775
Current liabilities	102,374	88,977
Working capital (deficit)	11,798	51,798

Cash Flows

	At June 30, 2010 $	At June 30, 2009 $
Net cash used in operating activities	(105,348)	(201,614)
Net cash used in investing activities	Nil	Nil
Net cash provided by financing activities	51,850	250,000
Net increase (decrease) in cash during period	(53,498)	48,386

Operating Activities

Net cash used by operating activities was $105,348 in the six months ended June 30, 2010 compared with net cash provided by operating activities of $201,6147 in the six months ended June 30, 2009. The decrease in use of cash of $96,266 in operating activities is mainly attributable to accretion of discounts on convertible debentures, stock-based compensation and a gain on foreign exchange.

Investing Activities

Net cash used in investing activities was $nil in the six months ended June 30, 2010 compared to net cash used in investing activities of $nil in the six months ended June 30, 2009.

Financing Activities

Net cash provided by financing activities was $51,850 in the six months ended June 30, 2010 compared to $250,000 provided by financing activities in the six months ended June 30, 2009.

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

As of June 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENVIRONMENTAL CONTROL CORP.
(Registrant)

Dated: August 16, 2010	/s/ Albert Hickman
Albert Hickman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2010	/s/ Gary Bishop
Gary Bishop
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)