Form 10-Q
period 2010-09-30
ENVIRONMENTAL CONTROL CORP.
filed 2010-11-15
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File Number 333-120682

ENVIRONMENTAL CONTROL CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

85 Kenmount Road, St. John’s, Newfoundland, Canada
(Address of principal executive offices)

A1B 3N7
(Zip Code)

888.669.3588
(Registrant’s telephone number, including area code)

 N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

45,569,068 common shares issued and outstanding as of November 5, 2010

Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2010 form part of this quarterly report.  Unless otherwise specified our financial statements are expressed in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

Environmental Control Corp.
(A Development Stage Company)

September 30, 2010

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

	September 30, 2010 $	December 31, 2010 $
	(unaudited)
ASSETS

Current Assets

Cash	33,131	117,489
Amounts receivable	15,394	8,406
Investment tax credit receivable (Note 2(n))	14,880	14,880

Total Current Assets	63,405	140,775

Property and equipment (Note 3)	9,148	11,374

Total Assets	72,553	152,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	36,962	48,584
Accrued liabilities	1,669	1,702
Accrued convertible interest payable to related parties (Note 5)	31,588	11,785
Advances from related parties (Note 6(b))	26,906	26,906

Total Current Liabilities	97,125	88,977

Accrued convertible interest payable (Note 7)	1,903	–
Convertible debenture (Note 7)	29,679	–
Convertible debentures issued to related parties (Note 5)	307,966	250,951
Advances from related parties (Note 6(c))	25,725	26,275

Total Liabilities	462,398	366,203

Contingencies and Commitments (Notes 1 and 10)

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, US$0.001 par value; 45,569,068 shares issued and outstanding (December 31, 2009 – 45,869,068 shares)	52,810	53,158

Additional paid-in capital	1,664,636	1,632,019

Common stock to be issued (Note 8(b))	2,320	2,627

Deficit accumulated during the development stage	(2,109,611)	(1,901,858)

Total Stockholders’ Deficit	(389,845)	(214,054)

Total Liabilities and Stockholders’ Deficit	72,553	152,149

 (The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

	Accumulated from March 6, 1999 (Date of Inception) to September 30, 2010 $	For the Nine months Ended September 30, 2010 $	For the Nine months Ended September 30, 2009 $	For the Three months Ended September 30, 2010 $	For the Three months Ended September 30, 2009 $

Revenue	–	–	–	–	–

Expenses

Depreciation	17,219	2,226	2,753	792	854
Foreign exchange gain	(21,312)	(2,887)	(31,514)	(8,370)	(19,779)
General and administrative (Note 4)	1,594,271	163,735	237,632	62,612	68,514
Research and development	79,816	3,853	6,775	–	(9,661)

Total Operating Expenses	1,669,994	166,927	215,646	55,034	39,928

Loss From Operations	(1,669,994)	(166,927)	(215,646)	(55,034)	(39,928)

Other Expenses

Accretion of discounts on convertible debentures	(359,761)	(18,579)	(15,140)	(5,455)	(7,885)
Interest expense	(79,856)	(22,247)	(7,645)	(10,200)	(2,390)

Total Other Expenses	(439,617)	(40,826)	(22,785)	(15,655)	(10,275)

Net Loss for the Period	(2,109,611)	(207,753)	(238,431)	(70,689)	(50,203)

Net Loss Per Share – Basic and Diluted		–	(0.01)	–	–

Weighted Average Shares Outstanding		45,602,000	45,153,000	45,569,000	45,369,000

 (The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)

	For the Nine months Ended September 30, 2010 $	For the Nine months Ended September 30, 2009 $

Operating Activities

Net loss for the period	(207,753)	(238,431)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	18,579	15,140
Depreciation	2,226	2,753
Stock-based compensation	2,320	9,853
Foreign exchange gain	(8,443)	(32,245)

Changes in operating assets and liabilities:
Receivables	(6,988)	(6,582)
Investment tax credit receivable	–	(14,880)
Prepaid expenses	–	638
Accounts payable and accrued liabilities	(11,358)	(17,010)
Accrued convertible interest payable	23,269	7,645

Net Cash Used In Operating Activities	(188,148)	(273,119)

Financing Activities

Proceeds from convertible debt	103,790	250,000

Net Cash Provided by Financing Activities	103,790	250,000

Decrease in Cash	(84,358)	(23,119)

Cash - Beginning of Period	117,489	125,251

Cash - End of Period	33,131	102,132

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2010, the Company has a working capital deficiency of $33,720 and has incurred losses totalling $2,109,611 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $80,000 for research and development activities, and approximately $190,000 for other operational costs over the next twelve months. The Company had $33,131 in cash on hand at September 30, 2010. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2010, and the results of its operations and cash flows for the nine month periods ended September 30, 2010 and 2009. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2010 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010
Assets:
Cash	$33,131	–	–	$33,131

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

f) Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2010, the Company has 8,563,025 potentially dilutive securities outstanding.

g) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)

2.  Summary of Significant Accounting Policies (continued)

n) Investment Tax Credits

The Company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when the Company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on the Company’s collection history. During the year ended December 31, 2009, the Company recognized $14,880 in investment tax credits (2008 - $nil) which were applied against research and development expenditures in the statement of operations. As at September 30, 2010, the Company has $14,880 in investment tax credits receivable (December 31, 2009 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

o) Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment is not expected to have a material effect on the Company’s financial statements.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Property and Equipment

			September 30, 2010	December 31, 2009
	Cost $	Accumulated Amortization $	Net Carrying Value $	Net Carrying Value $

Equipment	13,617	9,020	4,597	5,931
Computer equipment	3,283	2,507	776	1,001
Office furniture	9,467	5,692	3,775	4,442

	26,367	17,219	9,148	11,374

4.  Related Party Transaction

During the nine-month period ended September 30, 2010, the Company recognized $16,200 (2009 – $18,000) for rent due to a company controlled by a director of the Company. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related parties.

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)

5.  Convertible Debentures Issued to Related Parties

a)
On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at September 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $33,375 and $8,122, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

b)
On October 16, 2008, the Company entered into a convertible debenture agreement with the President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at September 30, 2010, the carrying values of the convertible debenture and accrued convertible interest thereon were $41,466 and $10,064, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

c)
On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received US$202,920 ($250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the loan are to be used to further advance current business development and marketing initiatives, and to complete testing. The loan amount is secured against intellectual property rights owned by the Company. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$101,460 ($125,000) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$101,460 ($125,000). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$202,920. As at September 30, 2010, the carrying value of the convertible debenture and accrued convertible interest thereon were $136,553 and $9,554, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

d)
On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the President of the Company. The Company received US$50,000 ($52,550) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.05 per share. As at September 30, 2010, the carrying values of the convertible debenture and accrued convertible interest thereon were $51,450 and $3,848, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)

5.  Convertible Debentures Issued to Related Parties (continued)

e)
On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received US$50,000 ($51,940) which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$7,143 ($7,420) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$42,857 ($44,520). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at September 30, 2010, the carrying value of the convertible debenture was $45,122, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

6.  Advances From Related Parties

a)
As at September 30, 2010, the Company owes the President of the Company $1,632 (December 31, 2009 - $nil) related to consulting fees, which is included in accounts payable. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms.

b)
On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at September 30, 2010, the Company owed this company $1,906 (December 31, 2009 - $1,906) for payment of expenses on behalf of the Company.

c)
On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at September 30, 2010, the loan payable was $25,725 (December 31, 2009 - $26,275) after translation into Canadian dollars.

7.  Convertible Debenture

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received US$50,000 ($51,850) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$21,429 ($22,221) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$28,571 ($29,629). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000.  As at September 30, 2010, the carrying values of the convertible debenture and accrued convertible interest thereon were $29,679 and $1,903, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

8.  Common Stock

a)
On February 8, 2010, the Company issued 75,000 shares of common stock at a value of $2,627 as compensation for investor relations and marketing services per the terms of an agreement dated July 1, 2009. This amount was included in common stock to be issued at December 31, 2009. Refer to Note 10(c).

b)
On January 8, 2010, the Company was to issue 75,000 shares of common stock at a value of $2,320 as compensation for investor relations and marketing services per the agreement described in Note 10(c).  This amount is included in common stock to be issued at September 30, 2010.

c)
On December 16, 2009, the Company issued 125,000 shares of common stock to a former employee according to the employment agreement referred to in Note 10(a) for services performed for the years ended July 28, 2008 and 2009. As at December 31, 2009, the 375,000 shares purchase warrants that were to have been issued under the agreement were not issued, however, 375,000 shares were issued in error.  At December 31, 2009, the par value of these shares had been recorded as additional paid-in capital and 375,000 of the share purchase warrants have been presented as issued. On February 1, 2010, the Company cancelled the additional 375,000 shares.

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)

9.  Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2009	4,624,277	$	US0.15

Expired	(1,158,085)	$	US0.29

Balance – September 30, 2010	3,466,192	$	US0.11

As at September 30, 2010, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

3,278,692	US$0.11	February 5, 2011
187,500	US$0.07	July 28, 2011
3,466,192

10.  Commitments

a)
On July 28, 2006, the Company’s board of directors resolved to issue certain share-based payments to an employee of the Company over a three year period. Under the arrangement, the employee was to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2006, 2007, 2008, and 2009. The Company issued 62,500 shares on each of March 15, 2007 and August 19, 2008, and issued 125,000 shares on December 16, 2009. On September 12, 2008, the employee resigned and became a consultant to the Company (refer to Note 10(b)). It was mutually agreed that the former employee was entitled to the remaining shares and warrants to be issued under the arrangement. For the year ended December 31, 2009, stock-based compensation of $7,823 (2008 - $33,918) was recorded for the 187,500 warrants earned on July 28, 2009 (2008 – July 28, 2008).

b)
On September 15, 2008, the Company entered into a consulting agreement with the former employee in Note 10(a), for administrative services. Pursuant to the agreement, the Company agreed to pay the former employee $6,800 per month. This agreement may be terminated upon three months prior written notice.

c)
On July 1, 2009, the Company entered into an investor relations agreement.  Pursuant to the agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009, and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement.  Any payments over 45 days will be subject to a penalty fee of 10% per week.  On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009.  On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares.  As at September 30, 2010, the additional shares have not been issued and have been included in common stock to be issued.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Unless otherwise specified our financial statements are expressed in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

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

We currently target small spark-ignition engines, including personal transportation devices, off-road recreational vehicles, personal watercrafts, water pumps and in particular the lawn and garden industry. Included under the lawn and garden segment are: walk behind rotary mowers, rear engine riding mowers, front engine lawn tractors, riding garden tractors, walk-behind rotary tillers, snow throwers, commercial turf intermediate walk-behind rotary mowers, commercial turf riding rotary mowers, gasoline powered chainsaws, gasoline powered hand-held blowers, gasoline powered backpack blowers, gasoline powered trimmers/brushcutters and gasoline powered hedge trimmers. We are currently focused on the North American market and we are targeting original engine manufacturers. The aftermarket parts segment represents a secondary market.

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

Critical Accounting Policies

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the company’s audited financial statements and notes thereto for the year ended December 31, 2009, included in the company’s annual report on Form 10-K filed March 31, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the company’s financial position at September 30, 2010, and the results of its operations and cash flows for the nine month periods ended September 30, 2010 and 2009. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Assets measured at fair value on a recurring basis were presented on the company’s balance sheet as of September 30, 2010 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010
Assets:
Cash	$33,131	–	–	$33,131

The company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the company does not use derivative instruments to reduce its exposure to foreign currency risk.

Earnings (Loss) Per Share

The company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2010, the company has 8,563,025 potentially dilutive securities outstanding.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010 and 2009, the company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Foreign Currency Translation

Effective on the closing of an asset acquisition agreement on February 26, 2007, the company’s functional and reporting currency changed to the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Investment Tax Credits

The company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when the company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on the company’s collection history. During the year ended December 31, 2009, the company recognized $14,880 in investment tax credits (2008 - $nil) which were applied against research and development expenditures in the statement of operations. As at September 30, 2010, the company has $14,880 in investment tax credits receivable (December 31, 2009 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

As of September 30, 2010, we have accumulated losses of $2,109,611 since inception, we have a working capital deficiency of $33,720 and have earned no revenues since inception. We rely upon the sale of our common stock to fund our operations. We may not generate any revenues in the future and if we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Results of Operations – Three Months Ended September 30, 2010 and Three Months Ended September 30, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2010, which are included herein.

Our operating results for the three months ended September 30, 2010, for the three months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Change Between Three Month Period Ended September 30, 2010 and September 30, 2009
Revenue	$	Nil	$	Nil	$	Nil
Depreciation		$792		$854		$62
Foreign exchange loss (gain) loss		$(8,370)		$(19,779)		$11,409
General and administrative		$62,612		$68,514		$(5,902)
Research and development	$	Nil		$(9,661)		$9,661
Accretion of discounts on convertible debentures		$(5,455)		$(7,885)		$(2,430)
Interest expense		$(10,200)		$(2,390)		$(7,810)
Net (Loss)		$(70,689)		$(50,203)		$(20,486)

Our accumulated losses increased to $2,109,611 as of September 30, 2010. Our financial statements report a net loss of $70,689 for the three month period ended September 30, 2010 compared to a net loss of $50,203 for the three month period ended September 30, 2009. Our losses have increased primarily as a result of a decrease in foreign exchange gains and an increase in interest expense.

Results of Operations – Nine Months Ended September 30, 2010 and Nine Months Ended September 30, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2010, which are included herein.

Our operating results for the nine months ended September 30, 2010, for the nine months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009		Change Between Nine Month Period Ended September 30, 2010 and September 30, 2009
Revenue	$	Nil	$	Nil	$	Nil
Depreciation		$2,226		$2,753		$(527)
Foreign exchange loss (gain) loss		$(2,887)		$(31,514)		$28,627
General and administrative		$163,735		$237,632		$(73,897)
Research and development		$3,853		$6,775		$(2,922)
Accretion of discounts on convertible debentures		$(18,579)		$(15,140)		$3,439
Interest expense		$(22,247)		$(7,645)		$(14,602)
Net (Loss)		$(207,753)		$(238,431)		$30,678

Our accumulated losses decreased to $2,109,611 as of September 30, 2010. Our financial statements report a net loss of $207,753 for the nine month period ended September 30, 2010 compared to a net loss of $238,431 for the nine month period ended September 30, 2009. Our losses have decreased primarily as a result of decreased wages and decreased administrative costs.

Our total current liabilities as of September 30, 2010 were $97,125 as compared to total current liabilities of $72,421 as of September 30, 2009. The increase was due to outstanding legal and administrative fees.

Liquidity and Financial Condition

Working Capital

	At September 30, 2010	At December 31, 2009
Current assets	$63,405	140,775
Current liabilities	97,125	88,977
Working capital (deficit)	$(33,720)	51,798

Cash Flows

	At September 30, 2010	At September 30, 2009
Net cash used in operating activities	$(188,148)	(273,119)
Net cash used in investing activities	Nil	Nil
Net cash provided by financing activities	103,790	250,000
Net increase (decrease) in cash during period	$(84,358)	(23,119)

Operating Activities

Net cash used by operating activities was $188,148 in the nine months ended September 30, 2010 compared with net cash provided by operating activities of $273,119 in the nine months ended September 30, 2009. The decrease in use of cash of $84,358 in operating activities is mainly attributable to lower wage costs and decreased legal and administration costs.

Investing Activities

Net cash used in investing activities was $Nil in the nine months ended September 30, 2010 compared to net cash used in investing activities of $Nil in the nine months ended September 30, 2009.

Financing Activities

Net cash provided by financing activities was $103,790 in the nine months ended September 30, 2010 compared to $250,000 provided by financing activities in the nine months ended September 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer  concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENVIRONMENTAL CONTROL CORP.
(Registrant)

Dated: November 15, 2010	By:	/s/ Albert Hickman
Albert Hickman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2010	By:	/s/ Gary Bishop
Gary Bishop
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)