Form 10-K
period 2010-12-31
ENVIRONMENTAL CONTROL CORP.
filed 2011-03-31
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☑

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010 was $778,510 based on a $0.0475 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

45,569,068 common shares as of March 31, 2011

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1.  Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "EVCC" mean Environmental Control Corp. a Nevada corporation, unless otherwise indicated, and the term “ECC” means Environmental Control Corporation, a private Canadian company with which we have acquired all of their principal assets.

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

Our Current Business

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

Our plan for the next 12 months is to establish new relationships with potential clients and to translate both new and existing relationships into sales. We also intend to complete a snowmobile test program in collaboration with Vconverter Corp. and Michigan Tech University. Upon completion of this test, we intend to partner with engine manufacturers and apply for certification with various regulatory bodies worldwide. We will continue to pursue marketing activities on an international scale. We also intend to investigate new industry partnerships surrounding both EVCC’s catalytic muffler technologies as well as other complimentary technologies.

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

Research and Development

We have incurred $18,894 in research and development expenditures over the last two fiscal years.  We anticipate spending approximately $80,000 during the next 12 months on research and development activities.

Sales and Marketing

We currently target small spark-ignition engines, including personal transportation devices, off-road recreational vehicles, personal watercrafts, water pumps and in particular the lawn and garden industry. Included in the off-road recreational vehicle segement are: snowmobiles, all-terrain vehicles and dirt bikes.  Included in the lawn and garden segment are: walk behind rotary mowers, rear engine riding mowers, front engine lawn tractors, riding garden tractors, walk-behind rotary tillers, snow throwers, commercial turf intermediate walk-behind rotary mowers, commercial turf riding rotary mowers, gasoline powered chainsaws, gasoline powered hand-held blowers, gasoline powered backpack blowers, gasoline powered trimmers/brushcutters and gasoline powered hedge trimmers. We are currently focused on the North American market and is targeting Original Engine Manufacturers (OEMs). The aftermarket parts segment represents a secondary market.

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

Employees

As of March 31, 2011, we had 1 full-time consultant and no employees. Depending on the scale of our growth and the development of our business we may hire additional employees in the next 12 months.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Properties

Executive Offices

Our principal executive offices are located at 85 Kenmount Road, St. John’s, Newfoundland, Canada. In addition, we lease an office at Suite 601 – 1525 Robson Street, Vancouver, British Columbia, Canada at a cost of $1,400 per month. We do not anticipate that we will require any additional premises in the foreseeable future.

Item 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.  [Removed and Reserved]

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

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2010	$0.07	$0.04
September 30, 2010	$0.0701	$0.03
June 30, 2010	$0.06	$0.038
March 31, 2010	$0.10	$0.032
December 31, 2009	$0.07	$0.04
September 30, 2009	$0.08	$0.04
June 30, 2009	$0.10	$0.06
March 31, 2009	$0.23	$0.05
December 31, 2008	$0.14	$0.04

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Empire Stock Transfer Inc., 1859 Whitney Mesa Dr. , Henderson, Nevada, 89014 (Telephone: 702.818.5898; Facsimile: 702.974.1444) is the registrar and transfer agent for our common shares.

On March 31, 2011, the shareholders' list showed 26 registered shareholders and 45,569,068 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our audited financial statements are stated in Canadian Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended December 31, 2010 and 2009

Our net loss and comprehensive loss for our year ended December 31, 2010, for our year ended December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2010 $	Year Ended December 31, 2009 $	Change Between Year Ended December 31, 2010 and Year Ended December 31, 2009 $
Revenue	Nil	Nil	Nil
Depreciation	2,968	3,548	(580)
Foreign exchange gain	(15,955)	(35,931)	19,976
General and administrative	192,194	282,413	(90,219)
Research and development	3,853	15,041	(11,188)
Net loss for the period	(240,072)	(298,280)	58,208

General and Administrative

The decrease in our general and administrative expenses for our year ended December 31, 2010 was due to re-negotiated administrative contracts, a decrease in rent and a decrease in business travel.   Our general and administrative expenses consist primarily of professional services, consulting services, rent and business development activities.

Research and Development

The decrease in research and development for our year ended December 31, 2010 was primarily due to a decrease in research projects and a decrease in required material for prototypes.

Foreign Exchange Gain (loss)

The increase in foreign exchange gain for our year ended December 31, 2010 was due to currency fluctuations.

Liquidity and Financial Condition

Working Capital

	At December 31, 2010	At December 31, 2009
Current assets	$73,720	$140,775
Current liabilities	88,852	88,977
Working capital	$(15,132)	$51,798

Cash Flows

	Year Ended
	December 31,	December 31
	2010	2009
Cash flows from (used in) operating activities	$(229,955)	$(310,312)
Cash flows provided by (used in) investing activities	Nil	$Nil
Cash flows provided by (used in) financing activities	151,850	$302,550
Net increase (decrease) in cash during period	$(78,105)	$(7,762)

Operating Activities

Net cash used in operating activities was $229,955 for our year ended December 31, 2010 compared with cash used in operating activities of $310,312 in the same period in 2009.  The decrease of $80,357 in operating activities is mainly attributable to a decrease in general and administrative costs.

Investing Activities

Net cash provided by investing activities was $Nil for our year ended December 31, 2010 compared to net cash used in investing activities of $Nil in the same period in 2009.

Financing Activities

Net cash from financing activities was $151,850 for our year ended December 31, 2010 compared to $302,550 in the same period in 2009. The decrease was mainly attributable to fewer private placements.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company incurred a net loss of $240,072 for the year ended December 31, 2010 [2009 - $298,280] and at December 31, 2010 had a deficit accumulated of $2,141,930 [2009 – $1,901,858]. We have not generated revenue, however we have an accumulated deficit and negative working capital of $15,132 as at December 31, 2010.  Our company requires additional funds to maintain its existing operations and to acquire new business assets.  These conditions raise substantial doubt about our company’s ability to continue as a going concern.  Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms.  The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in Canadian dollars.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statement.

Financial Instruments

Our company’s financial instruments consist principally of cash, accounts payable, advances from related parties and convertible debentures. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of our company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Our company believes that the recorded values of all of our company’s other financial instruments approximate their current fair values.

Assets measured at fair value on a recurring basis were presented on our company’s balance sheet as of December 31, 2010 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 30, 2010
Assets:
Cash	$39,384	–	–	$39,384

Our company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

Earnings (Loss) Per Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2010, our company has 4,374,560 potentially dilutive securities outstanding.

Foreign Currency Translation

Effective on the closing of the Agreement on February 26, 2007 (see Note 1), our company’s functional and reporting currency changed to the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in United States dollars. Our company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Investment Tax Credits

Our company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when our company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on our company’s collection history. During the year ended December 31, 2009, our company recognized $14,880 in investment tax credits which were applied against research and development expenditures in the statement of operations. As at December 31, 2010, our company has $14,880 in investment tax credits receivable (2009 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment is not expected to have a material effect on our company’s financial statements.

Our company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

Environmental Control Corp.
(A Development Stage Company)
December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Environmental Control Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Environmental Control Corp. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from March 6, 1999 (Date of Inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Control Corp. (A Development Company) as of December 31, 2010 and 2009, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from March 6, 1999 (Date of Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada

March 29, 2011

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

	December 31, 2010 $	December 31, 2009 $

ASSETS

Current Assets

Cash	39,384	117,489
Amounts receivable	19,456	8,406
Investment tax credit receivable (Note 2(m))	14,880	14,880

Total Current Assets	73,720	140,775

Property and equipment (Note 3)	8,406	11,374

Total Assets	82,126	152,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	24,084	48,584
Accrued liabilities	3,797	1,702
Accrued convertible interest payable to related parties (Note 5)	34,065	11,785
Advances from related parties (Note 6(a))	26,906	26,906

Total Current Liabilities	88,852	88,977

Accrued convertible interest payable (Note 7)	8,065	–
Convertible debenture (Note 7)	28,954	–
Convertible debentures issued to related parties (Note 5)	332,403	250,951
Advances from related parties (Note 6(b))	24,865	26,275

Total Liabilities	483,139	366,203

Contingencies and Commitments (Notes 1 and 10)

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, US$0.001 par value; 45,569,068 shares issued and outstanding (2009 – 45,869,068 shares)	52,810	53,158

Additional paid-in capital	1,685,787	1,632,019

Common stock to be issued (Note 10(c))	2,320	2,627

Deficit accumulated during the development stage	(2,141,930)	(1,901,858)

Total Stockholders’ Deficit	(401,013)	(214,054)

Total Liabilities and Stockholders’ Deficit	82,126	152,149

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)

	Accumulated from
	March 6, 1999
	(Date of Inception)	For the Year Ended	For the Year Ended
	to December 31,	December 31,	December 31,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	17,961	2,968	3,548
Foreign exchange gain	(34,380)	(15,955)	(35,931)
General and administrative (Note 4)	1,622,730	192,194	282,413
Research and development	79,816	3,853	15,041

Total Operating Expenses	1,686,127	183,060	265,071

Loss From Operations	(1,686,127)	(183,060)	(265,071)

Other Expenses

Accretion of discounts on convertible debentures	(366,006)	(24,824)	(23,262)
Interest expense	(89,797)	(32,188)	(9,947)

Total Other Expenses	(455,803)	(57,012)	(33,209)

Net Loss for the Period	(2,141,930)	(240,072)	(298,280)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		45,594,000	45,228,000

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)

	Accumulated from
	March 6, 1999
	(Date of Inception)	For the Year Ended	For the Year Ended
	to December 31,	December 31,	December 31,
	2010	2010	2009
	$	$	$

Operating Activities

Net loss for the period	(2,141,930)	(240,072)	(298,280)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	366,006	24,824	23,262
Depreciation	17,961	2,968	3,548
Stock-based compensation	239,058	2,320	12,480
Foreign exchange gain	(45,283)	(19,492)	(36,654)

Changes in operating assets and liabilities:
Amounts receivable	(18,636)	(11,050)	(8,406)
Investment tax credit receivable	(14,880)	–	(14,880)
Prepaid expenses	1,125	–	1,125
Accounts payable and accrued liabilities	(40,595)	(21,641)	(2,454)
Accrued convertible interest payable	88,824	32,188	9,947

Net Cash Used In Operating Activities	(1,548,350)	(229,955)	(310,312)

Investing Activities

Purchase of equipment	(13,617)	–	–
Net cash acquired on business acquisition	178,365	–	–

Net Cash Provided by Investing Activities	164,748	–	–

Financing Activities

Proceeds from convertible debt	550,471	151,850	302,550
Proceeds from issuance of shares	505,953	–	–
Proceeds from related parties	366,562	–	–

Net Cash Provided by Financing Activities	1,422,986	151,850	302,550

Increase (decrease) in Cash	39,384	(78,105)	(7,762)

Cash - Beginning of Period	–	117,489	125,251

Cash - End of Period	39,384	39,384	117,489

Non-Cash Investing and Financing Activities
Common shares issued upon conversion of debt	360,914	–	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Stockholders’ Deficit
From March 6, 1999 (Date of Inception) to December 31, 2010
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

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Stockholders’ Deficit
From March 6, 1999 (Date of Inception) to December 31, 2010
(Expressed in Canadian Dollars)

					Accumulated
			Additional	Common	During the
	Common		Paid-in	Stock	Development
	Stock	Amount	Capital	To Be Issued	Stage	Total
	#	$	$	$	$	$

Balance – December 31, 2007	39,012,500	45,202	778,147	32,684	(973,129)	(117,096)

Shares issued for cash	970,585	1,126	163,874	–	–	165,000

Issuance of shares on conversion of convertible debt	3,609,137	4,188	356,726	–	–	360,914

Shares issued for services	75,000	87	3,287	–	–	3,374

Shares issued for services	62,500	73	32,611	(32,684)	–	–

Shares issuable for services	–	–	–	7,673	–	7,673

Common stock subscribed	–	–	–	100,000	–	100,000

Intrinsic value of beneficial conversion feature	–	–	6,523	–	–	6,523

Intrinsic value of beneficial conversion feature	–	–	16,889	–	–	16,889

Warrants issued for services	–	–	33,918	–	–	33,918

Net loss for the year	–	–	–	–	(630,449)	(630,449)

Balance – December 31, 2008	43,729,722	50,676	1,391,975	107,673	(1,603,578)	(53,254)

Shares issued for cash	1,639,346	1,902	98,098	(100,000)	–	–

Intrinsic value of beneficial conversion feature	–	–	125,000	–	–	125,000

Shares issuable for services	–	–	–	2,627	–	2,627

Warrants issued for services	–	–	7,823	–	–	7,823

Shares issued for services	125,000	145	9,558	(7,673)	–	2,030

Shares issued in error	375,000	435	(435)	–	–	–

Net loss for the year	–	–	–	–	(298,280)	(298,280)

Balance – December 31, 2009	45,869,068	53,158	1,632,019	2,627	(1,901,858)	(214,054)

Shares issued for services	–	–	–	2,320	–	2,320

Cancellation of shares issued in error	(375,000)	(435)	435	–	–	–

Shares issued for services	75,000	87	2,540	(2,627)	–	–

Intrinsic value of beneficial conversion feature	–	–	50,793	–	–	50,793

Net loss for the year	–	–	–	–	(240,072)	(240,072)

Balance – December 31, 2010	45,569,068	52,810	1,685,787	2,320	(2,141,930)	(401,013)

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2010, the Company has a working capital deficiency of $15,132 and has incurred losses totalling $2,141,930 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $80,000 for research and development activities, and approximately $190,000 for other operational costs over the next twelve months. The Company had $39,384 in cash on hand at December 31, 2010. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

d) Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, advances from related parties and convertible debentures. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2010 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 30, 2010
Assets:
Cash	$39,384	–	–	$39,384

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

e) Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2010, the Company has 4,374,560 potentially dilutive securities outstanding.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

2.  Summary of Significant Accounting Policies (continued)

f) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010 and 2009, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

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

m) Investment Tax Credits

The Company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when the Company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on the Company’s collection history. During the year ended December 31, 2009, the Company recognized $14,880 in investment tax credits which were applied against research and development expenditures in the statement of operations. As at December 31, 2010, the Company has $14,880 in investment tax credits receivable (2009 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

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

3.   Property and Equipment

			December 31, 2010	December 31, 2009
	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$

Equipment	13,617	9,465	4,152	5,931
Computer equipment	3,283	2,582	701	1,001
Office furniture	9,467	5,914	3,553	4,442

	26,367	17,961	8,406	11,374

4.   Related Party Transaction

During the year ended December 31, 2010, the Company recognized $20,400 (2009 – $24,000) for rent due to a company controlled by a director of the Company which has been recorded in general and administrative expense in the statement of operations. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related party.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

5.   Convertible Debentures Issued to Related Parties

a)
On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value is being accreted over the term of the convertible debenture up to its face value of US$36,376. As at December 31, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $32,519 and $8,762, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

b)
On October 16, 2008, the Company entered into a convertible debenture agreement with the President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value is being accreted over the term of the convertible debenture up to its face value of US$50,000. As at December 31, 2010, the carrying values of the convertible debenture and accrued convertible interest thereon were $40,691 and $10,981, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

c)
On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received US$202,920 ($250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the loan are to be used to further advance current business development and marketing initiatives, and to complete testing. The loan amount is secured against intellectual property rights owned by the Company. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$101,460 ($125,000) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$101,460 ($125,000). The carrying value is being accreted over the term of the convertible debenture up to its face value of US$202,920. As at December 31, 2010, the carrying value of the convertible debenture and accrued convertible interest thereon were $135,331 and $14,321, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

d)
On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the President of the Company. The Company received US$50,000 ($52,550) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. The loan is secured by a patent held by the Company.  Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.05 per share. As at December 31, 2010, the carrying values of the convertible debenture and accrued convertible interest thereon were $49,730 and $4,973, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

5.   Convertible Debentures Issued to Related Parties (continued)

e)
On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at December 31, 2010, the carrying value of the convertible debenture was $45,064. The Company can repay any portion of the loan and accrued interest at any time without penalty.

f)
On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value is being accreted over the term of the convertible debenture up to its face value of $50,000. As at December 31, 2010, the carrying value of the convertible debenture was $29,068. The Company can repay any portion of the loan and accrued interest at any time without penalty.

6.   Advances From Related Parties

a)
On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at December 31, 2010, the Company owed this company $1,906 (2009 - $1,906) for payment of expenses on behalf of the Company.

b)
On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at December 31, 2010, the loan payable was $24,865 (2009 - $26,275) after translation into Canadian dollars.

7.   Convertible Debenture

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received US$50,000 ($51,850) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$21,429 ($22,221) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$28,571 ($29,629). The carrying value is being accreted over the term of the convertible debenture up to its face value of US$50,000.  As at December 31, 2010, the carrying values of the convertible debenture and accrued convertible interest thereon were $28,954 and $3,093, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

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

b)
On January 8, 2010, the Company was to issue 75,000 shares of common stock at a value of $2,320 as compensation for investor relations and marketing services per the agreement described in Note 10(c).  This amount is included in common stock to be issued at December 31, 2010.

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

d)
On February 5, 2009, the Company issued 1,639,346 units at US$0.05 per unit for gross proceeds of $100,000 (US$81,967). Each unit consists of one share of common stock and two share purchase warrants. Each share purchase warrant entitles the holder to purchase one share of common stock at US$0.11 per share expiring on February 5, 2011. The warrants subsequently expired on February 5, 2011.

9.   Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2008	1,345,585	US$	0.39
Issued	3,466,192	US$	0.11
Expired	(187,500)	US$	1.04

Balance – December 31, 2009	4,624,277	$US	0.15
Expired	(1,158,085)	$US	0.29

Balance – December 31, 2010	3,466,192	$US	0.11

As at December 31, 2010, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

3,278,692	US$0.11	February 5, 2011 (subsequently expired)
187,500	US$0.07	July 28, 2011
3,466,192

10.   Commitments

a)
On July 28, 2006, the Company’s board of directors resolved to issue certain share-based payments to an employee of the Company over a three year period. Under the arrangement, the employee was to be issued 62,500 shares of common stock and 187,500 share purchase warrants, each on July 28, 2006, 2007, 2008, and 2009. The Company issued 62,500 shares on each of March 15, 2007 and August 19, 2008, and issued 125,000 shares on December 16, 2009. On September 12, 2008, the employee resigned and became a consultant to the Company (refer to Note 10(b)). It was mutually agreed that the former employee was entitled to the remaining shares and warrants to be issued under the arrangement. For the year ended December 31, 2009, stock-based compensation of $7,823 was recorded for the 187,500 warrants earned on July 28, 2009.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)

10.   Commitments (continued)

b)
On September 15, 2008, the Company entered into a consulting agreement with the former employee in Note 10(a), for administrative services. Pursuant to the agreement, the Company agreed to pay the former employee $6,800 per month. This agreement may be terminated upon three months prior written notice.

c)
On July 1, 2009, the Company entered into an investor relations agreement.  Pursuant to the agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009, and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement.  Any payments over 45 days may be subject to a penalty fee.  On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,627.  On January 1, 2010, the agreement was extended for twelve months in exchange for an additional 75,000 shares of the Company.  As at December 31, 2010, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,320.

d)
On October 15, 2009, the Company entered into a license agreement with a licensee to grant a non-exclusive license to use, market and sell the Company’s intellectual property for a period of two years.  License and royalty fees are to be determined prior to the first sale.   At the end of the two year period, the agreement can be renewed for a successive two year period by mutual agreement.

11.   Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 35% (2009 – 35%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery as reported is as follows:

	Year Ended December 31, 2010 $	Year Ended December 31, 2009 $

Income tax recovery computed at the statutory rate	84,025	104,398
Permanent differences	(20,766)	(15,991)
Change in valuation allowance	(63,259)	(88,407)

Income tax recovery	–	–

Significant components of the Company’s deferred income tax assets as at December 31, 2010 and 2009, after applying enacted corporate income tax rates, are as follows:

	December 31, 2010 $	December 31, 2009 $

Deferred income tax assets
Cumulative net operating losses	397,575	334,316
Valuation allowance	(397,575)	(334,316)

Net deferred income tax assets	–	–

The Company has net operating loss carryforwards of $1,135,929 which expire commencing in 2027.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

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

As of December 31, 2010, the end of the period covered by this annual report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm due to temporary rules of the SEC that permit us to provide only the conclusions to management’s report in this annual report.

Changes in Internal Control

During the fiscal year ended December 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Albert E. Hickman	President, Chief Executive Officer, Chairman and Director	68	September 22, 2006
Gary Bishop	Chief Financial Officer and Director	50	September 22, 2006
Nils Rodeblad	Director	65	September 22, 2006
Michael J. Mugford	Director	43	September 22, 2006
Edward P. Noonan	Director	70	September 22, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding      by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2010 our only standing committee of the board of directors was our audit committee.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of Gary Bishop, our Chief Financial Officer and director.  We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2010, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.  Executive Compensation

None of our directors or executive officers has received any compensation from our company in the last two fiscal years.  Pursuant to Item 402(a)(5) of Regulation S-K, we have omitted the table and columns as no compensation has been awarded to, earned by, or paid to these individuals.

Option Exercises

During our Fiscal year ended December 31, 2010, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Albert E.Hickman 85 Rennie's Mill Road St. John's, Newfoundland A1C 3P9 Canada	2,416,464 Common Shares(2)	5.3%
Gary Bishop 5 Lamanch Place St. John's, Newfoundland A1E 4P6 Canada	Nil	0%
Nils Rodeblad 13 Dearhurst Place St. John's, Newfoundland A1G 1T8 Canada	Nil	0%
Michael J. Mugford 15365 Brookside Avenue West Vancouver, British Columbia V7W 1N2 Canada	1,861,452Common Shares(3)	4.1%
Edward P. Noonan 381 Pine Line Torbay, Newfoundland A1K 1A2 Canada	Nil	0%
Directors and Executive Officers as a Group(1)	4,277,916 Common Shares	9.4%
N.L. Catalysts Inc. 85 Kenmount Road St. John's, Newfoundland A1B 3N7 Canada	22,500,000 Common Shares(4)	49.1%
Hickman Motors Limited PO Box 8340, Stn A St. John's, Newfoundland A1B 3N7 Canada	2,401,464 Common Shares(5)	5.2%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2011.  As of March 31, 2011, there were 45,569,068 shares of our company’s common stock issued and outstanding.

(2)	Includes 2,401,464 shares held by Hickman Motors, a company over which Mr. Hickman has shared voting and investment power and 15,000 shares held by Mr. Hickman directly.

(3)	These shares are held by MJM Enterprises Ltd., a company over which Mr. Mugford has sole voting and investment power.

(4)
The shares of N.L. Catalysts Inc. are held as follows:  20.05% in a blind trust over which Edward P. Noonan, our Director, has sole voting and investment power; 18.02% by Banco Holdings, a company over which Nils Rodeblad, our Director, has sole voting and investment power; 9.01% by Gary Bishop, our Chief Financial Officer and Director, 25% by 51644 Newfoundland and Labrador Inc., a company over which Albert Hickman has voting and investment power; and the remaining 27.92% held by other investors.

(5)	Albert E. Hickman, our President, Chief Executive Officer and Director, has shared voting and investment power over 2,401,464 shares held by Hickman Motors Limited.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with five (5) directors, consisting of Albert E. Hickman, Gary Bishop, Nils Rodeblad, Michael J. Mugford and Edward P. Noonan.  We have determined that Niles Rodeblad, Michael J. Mugford and Edward P. Noon are each an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of Gary Bishop, our Chief Financial Officer. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010 $	December 31, 2009 $
Audit Fees	20,250	23,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	20,250	23,000

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee (which consists of our entire board of directors); or

●
entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
(10)	Material Contracts
10.1	Contribution Agreement with National Research Council of Canada Industrial Research Program (incorporated by reference from our Current Report on Form 8-K February 4, 2009).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008).
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ENVIRONMENTAL CONTROL CORP.
(Registrant)

Dated: March 31, 2011	/s/ Albert E. Hickman
Albert E. Hickman
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: March 31, 2011	/s/ Gary Bishop
Gary Bishop
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011	/s/ Albert E. Hickman
Albert E. Hickman
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: March 31, 2011	/s/ Gary Bishop
Gary Bishop
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 31, 2011	/s/ Nils Rodeblad
Nils Rodeblad
Director

Dated: March 31, 2011	/s/ Michael J. Mugford
Michael J. Mugford
Director

Dated: March 31, 2011	/s/ Edward P. Noonan
Edward P. Noonan
Director