Form 10-Q
period 2011-03-31
ENVIRONMENTAL CONTROL CORP.
filed 2011-05-16
CIK 1284454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

45,569,068 common shares issued and outstanding as of May 14, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2011 form part of this quarterly report.  Unless otherwise specified our financial statements are expressed in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

Environmental Control Corp.
(A Development Stage Company)

March 31, 2011

(A Development Stage Company)

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)

	March 31, 2011 $	December 31, 2010 $
	(unaudited)
ASSETS

Current Assets

Cash	5,249	39,384
Amounts receivable	24,742	19,456
Investment tax credit receivable (Note 2(m))	14,880	14,880

Total Current Assets	44,871	73,720

Property and equipment (Note 3)	7,864	8,406

Total Assets	52,735	82,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	33,654	24,084
Accrued liabilities	20,698	3,797
Accrued convertible interest payable to related parties (Note 5)	40,125	34,065
Advances from related parties (Note 6(a))	26,906	26,906

Total Current Liabilities	121,383	88,852

Accrued convertible interest payable (Note 7)	10,254	8,065
Convertible debenture (Note 7)	28,552	28,954
Convertible debentures issued to related parties (Note 5)	333,127	332,403
Advances from related parties (Note 6(b))	24,240	24,865

Total Liabilities	517,556	483,139

Contingencies and Commitments (Notes 1 and 9)

Subsequent Event (Note 10)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, US$0.001 par value; 45,569,068 shares issued and outstanding (December 31, 2010 – 45,569,068 shares)	52,810	52,810

Additional paid-in capital	1,685,787	1,685,787

Common stock to be issued (Note 9(b))	2,320	2,320

Deficit accumulated during the development stage	(2,205,738)	(2,141,930)

Total Stockholders’ Deficit	(464,821)	(401,013)

Total Liabilities and Stockholders’ Deficit	52,735	82,126

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

	Accumulated from March 6, 1999 (Date of Inception) to March 31, 2011 $	For the Three months Ended March 31, 2011 $	For the Three months Ended March 31, 2010 $

Revenue	–	–	–

Expenses

Depreciation	18,503	542	742
Foreign exchange gain	(43,929)	(9,549)	(8,386)
General and administrative (Note 4)	1,675,839	53,109	60,716
Research and development	82,435	2,619	3,053

Total Operating Expenses	1,732,848	46,721	56,125

Loss From Operations	(1,732,848)	(46,721)	(56,125)

Other Expenses

Accretion of discounts on convertible debentures	(373,630)	(7,624)	(8,357)
Interest expense	(99,260)	(9,463)	(3,498)

Total Other Expenses	(472,890)	(17,087)	(11,855)

Net Loss for the Period	(2,205,738)	(63,808)	(67,980)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		45,569,000	45,670,000

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)

	Accumulated from March 6, 1999 (Date of Inception) to March 31, 2011 $	For the Three months Ended March 31, 2011 $	For the Three months Ended March 31, 2010 $

Operating Activities

Net loss for the period	(2,205,738)	(63,808)	(67,980)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	373,630	7,624	8,357
Depreciation	18,503	542	742
Stock-based compensation	239,058	–	2,320
Foreign exchange (gain) loss	(40,004)	5,279	(10,433)

Changes in operating assets and liabilities:
Amounts receivable	(23,922)	(5,286)	(1,404)
Investment tax credit receivable	(14,880)	–	–
Prepaid expenses	1,125	–	–
Accounts payable and accrued liabilities	(28,544)	12,051	(4,972)
Accrued convertible interest payable	98,287	9,463	3,498

Net Cash Used In Operating Activities	(1,582,485)	(34,135)	(69,872)

Investing Activities

Purchase of equipment	(13,617)	–	–
Net cash acquired on business acquisition	178,365	–	–

Net Cash Provided by Investing Activities	164,748	–	–

Financing Activities

Proceeds from convertible debt	550,471	–	–
Proceeds from issuance of shares	505,953	–	–
Proceeds from related parties	366,562	–	–

Net Cash Provided by Financing Activities	1,422,986	–	–

Increase (decrease) in Cash	5,249	(34,135)	(69,872)

Cash - Beginning of Period	–	39,384	117,489

Cash - End of Period	5,249	5,249	47,617

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2011, the Company has a working capital deficiency of $76,512 and has incurred losses totalling $2,205,738 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $40,000 for research and development activities, and approximately $210,000 for other operational costs over the next twelve months. The Company had $5,249 in cash on hand at March 31, 2011. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

2.  Summary of Significant Accounting Policies

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company’s fiscal year end is December 31.

b) Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10K filed March 31, 2011 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2011, and the results of its operations and cash flows for the three month periods ended March 31, 2011 and 2010. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
Assets:
Cash	$5,249	–	–	$5,249

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

e) Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2011, the Company has 10,630,816 potentially dilutive securities outstanding.

f) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

2.  Summary of Significant Accounting Policies (continued)

m) Investment Tax Credits

The Company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when the Company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on the Company’s collection history. During the year ended December 31, 2009, the Company recognized $14,880 in investment tax credits which were applied against research and development expenditures in the statement of operations. As at March 31, 2011, the Company has $14,880 in investment tax credits receivable (December 31, 2010 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

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

3. Property and Equipment

			March 31, 2011	December 31, 2010
	Cost $	Accumulated Amortization $	Net Carrying Value $	Net Carrying Value $

Equipment	13,617	9,776	3,841	4,152
Computer equipment	3,283	2,635	648	701
Office furniture	9,467	6,092	3,375	3,553

	26,367	18,503	7,864	8,406

4.  Related Party Transaction

During the period ended March 31, 2011, the Company recognized $4,200 (2010 – $6,000) for rent due to a company controlled by a director of the Company. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related parties.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

5.  Convertible Debentures Issued to Related Parties

a)
On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at March 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $31,987 and $9,412, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

b)
On October 16, 2008, the Company entered into a convertible debenture agreement with the President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at March 31, 2011, the carrying values of the convertible debenture and accrued convertible interest thereon were $40,243 and $11,901, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

c)
On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received US$202,920 ($250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the loan are to be used to further advance current business development and marketing initiatives, and to complete testing. The loan amount is secured against intellectual property rights owned by the Company. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$101,460 ($125,000) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$101,460 ($125,000). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$202,920. As at March 31, 2011, the carrying value of the convertible debenture and accrued convertible interest thereon were $135,599 and $18,813, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

d)
On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the President of the Company. The Company received US$50,000 ($52,550) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.05 per share. As at March 31, 2011, the carrying value of the convertible debenture and accrued convertible interest thereon were $48,480 and $6,043, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

5.  Convertible Debentures Issued to Related Parties (continued)

e)
On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at March 31, 2011, the carrying value of the convertible debenture was $46,285. The Company can repay any portion of the loan and accrued interest at any time without penalty.

f)
On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at March 31, 2011, the carrying value of the convertible debenture was $30,533. The Company can repay any portion of the loan and accrued interest at any time without penalty.

6.  Advances From Related Parties

a)
On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at March 31, 2011, the Company owed this company $1,906 (December 31, 2010 - $1,906) for payment of expenses on behalf of the Company.

b)
On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at March 31, 2011, the loan payable was $24,240 (December 31, 2010 - $24,865) after translation into Canadian dollars.

7.  Convertible Debenture

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received US$50,000 ($51,850) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$21,429 ($22,221) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$28,571 ($29,629). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000.  As at March 31, 2011, the carrying values of the convertible debenture and accrued convertible interest thereon were $28,552 and $4,210, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

8.  Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2010	3,466,192	$	US0.11

Expired	(3,278,692)	$	US0.11

Balance – March 31, 2011	187,500	$	US0.07

As at March 31, 2011, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

187,500	US$0.07	July 28, 2011

9.  Commitments

a)
On September 15, 2008, the Company entered into a consulting agreement with the former employee for administrative services. Pursuant to the agreement, the Company agreed to pay the former employee $6,800 per month. This agreement may be terminated upon three months prior written notice.

b)
On July 1, 2009, the Company entered into an investor relations agreement.  Pursuant to the agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009, and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement.  Any payments over 45 days will be subject to a penalty fee of 10% per week.  On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,627.  On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares.  On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month’s written notice. As at March 31, 2011, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,320.

c)
On October 15, 2009, the Company entered into a license agreement with a licensee to grant a non-exclusive license to use, market and sell the Company’s intellectual property for a period of two years.  License and royalty fees are to be determined prior to the first sale. On March 14, 2011, the license agreement was terminated.

10.  Subsequent Event

On April 21, 2011 the Company entered into a convertible debenture agreement with a company controlled by the President of the Company.  The Company received $50,000 which is due five years from the advancement date.  The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum.  The accrued interest shall be payable annually on the anniversaries of the advancement date commencing on the second anniversary.  The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share.  The Company can repay any portion of the loan and accrued interest at any time without penalty.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Environmental Control Corp., and our wholly-owned subsidiary Environmental Control Corporation, a private Canadian company, unless otherwise indicated.

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

Other than as set out in this quarterly report, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

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

On April 21, 2011 we entered into a convertible debenture agreement with a company controlled by our President.  We received $50,000 which is due five years from the advancement date.  The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum.  The accrued interest shall be payable annually on the anniversaries of the advancement date commencing on the second anniversary.  The loan is secured by a patent held by us. Proceeds of the loan are to be used to continue with current business development activities.  Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of our common stock at a conversion price of US$0.035 per share.  We can repay any portion of the loan and accrued interest at any time without penalty.

Cash Requirements

Based on our planned expenditures, we will require approximately $250,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing than we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

Sales and marketing expenses	$30,000
Research and development expenses	$40,000
General and administrative expenses	$180,000
Total	$250,000

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Critical Accounting Policies

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our company’s audited financial statements and notes thereto for the year ended December 31, 2010, included in our company’s annual report on Form 10-K filed March 31, 2011 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the company’s financial position at March 31, 2011, and the results of its operations and cash flows for the three month periods ended March 31, 2011 and 2010. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the recoverability of receivables and investment tax credit receivable, deferred income tax asset valuation allowances, stock-based compensation and financial instrument valuations. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

Our company’s financial instruments consist principally of cash, accounts payable, advances from related parties and convertible debentures. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of our company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our company’s other financial instruments approximate their current fair values.

Assets measured at fair value on a recurring basis were presented on our company’s balance sheet as of March 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
Assets:
Cash	$5,249	–	–	$5,249

Our company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce its exposure to foreign currency risk.

Earnings (Loss) Per Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2011, the Company has 5,534,442 potentially dilutive securities outstanding.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and 2010, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Foreign Currency Translation

Effective on the closing of the asset acquisition agreement on February 26, 2007, our company’s functional and reporting currency changed to the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Investment Tax Credits

Our company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when our company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on our company’s collection history. During the year ended December 31, 2009, our company recognized $14,880 in investment tax credits which were applied against research and development expenditures in the statement of operations. As at March 31, 2011, our company has $14,880 in investment tax credits receivable (December 31, 2010 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

As of March 31, 2011, we have accumulated losses of $2,205,738 since inception, we have a working capital deficiency of $76,512 and have earned no revenues since inception. We rely upon the sale of our common stock to fund our operations. We may not generate any revenues in the future and if we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Results of Operations – Three Months Ended March 31, 2011 and Three Months Ended March 31, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2011, which are included herein.

Our operating results for the three months ended March 31, 2011, for the three months ended March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Change Between Three Month Period Ended March 31, 2011 and March 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Depreciation		$542		$742		$200
Foreign exchange loss (gain) loss		$(9,549)		$(8,386)		$1,163
General and administrative		$53,109		$60,716		$7,607
Research and development		$2,619		$3,053		$434
Accretion of discounts on convertible debentures		$(7,624)		$(8,357)		$733
Interest expense		$(9,463)		$(3,498)		$5,965
Net (Loss)		$(63,808)		$(67,980)		$4,172

Our accumulated losses increased to $2,205,738 as of March 31, 2011. Our financial statements report a net loss of $63,808 for the three month period ended March 31, 2011 compared to a net loss of $67,980 for the three month period ended March 31, 2010. Our losses have decreased primarily as a result of foreign exchange gains and reduced general and administrative expenses.

Liquidity and Financial Condition

Working Capital

	At March 31, 2011	At December 31, 2010
Current assets	$44,871	$73,720
Current liabilities	$121,383	$88,852
Working capital (deficit)	$(76,512)	$(15,132)

Our total current liabilities as of March 31, 2011 were $127,427 as compared to total current liabilities of $86,550 as of March 31, 2010. The increase was due to an increase in convertible interest payable to related parties.

Cash Flows

	At March 31, 2011		At March 31, 2010
Net cash used in operating activities		$34,135		$69,872
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities	$	Nil	$	Nil
Net increase (decrease) in cash during period		$(34,135)		$(69,872)

Operating Activities

Net cash used by operating activities was $34,135 in the three months ended March 31, 2011 compared with net cash used by operating activities of $69,872 in the three months ended March 31, 2010. The decrease in use of cash of $35,737 in operating activities is mainly attributable to foreign exchange loss and increases in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $Nil in the three months ended March 31, 2011 compared to net cash used in investing activities of $Nil in the three months ended March 31, 2010.

Financing Activities

Net cash provided by financing activities was $Nil in the three months ended March 31, 2011 compared to $Nil provided by financing activities in the three months ended March 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
(10)	Material Contracts
10.1	Contribution Agreement with National Research Council of Canada Industrial Research Program (incorporated by reference from our Current Report on Form 8-K February 4, 2009).
10.2*	Convertible Loan Agreement with 51644 Newfoundland and Labrador Inc. dated April 21, 2011.
(21)	Subsidiaries of the Registrant
21.1	Environmental Control Corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CONTROL CORP.
(Registrant)

Dated: May 16, 2011	By:	/s/ Albert Hickman
Albert Hickman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 16, 2011	By:	/s/ Gary Bishop
Gary Bishop
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)