Form 10-Q
period 2011-06-30
ENVIRONMENTAL CONTROL CORP.
filed 2011-08-15
CIK 1284454

                                                             UNITED STATES

                                   SECURITIES AND EXCHANGE COMMISSION

                                                         Washington, D.C. 20549

                                                                    Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-120682
ENVIRONMENTAL CONTROL CORP.
(Exact name of registrant as specified in its charter)
Nevada				20-3626387
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
85 Kenmount Road, St. John’s, Newfoundland, Canada				A1B 3N7
(Address of principal executive offices)				(Zip Code)
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
				[ ]	YES	[ ]	NO
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
45,569,068 common shares issued and outstanding as of August 11, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended June 30, 2011 form part of this quarterly report.  Unless otherwise specified our financial statements are expressed in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

                                                             Environmental Control Corp.

                                                          (A Development Stage Company)

                                                                         June 30, 2011

                                                                                Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Environmental Control Corp.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian Dollars)

	June 30, 2011 $	December 31, 2010 $
	(unaudited)
ASSETS

Current Assets

Cash	7,810	39,384
Amounts receivable	28,741	19,456
Investment tax credit receivable (Note 2(n))	14,880	14,880

Total Current Assets	51,431	73,720

Property and equipment (Note 3)	7,359	8,406

Total Assets	58,790	82,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	60,139	24,084
Accrued liabilities	1,572	3,797
Accrued convertible interest payable to related parties (Note 5)	46,871	34,065
Advances from related parties (Note 6(a))	26,906	26,906

Total Current Liabilities	135,488	88,852

Accrued convertible interest payable (Note 7)	5,391	3,093
Accrued convertible interest payable to related party	7,214	4,972
Convertible debenture (Note 7)	28,805	28,954
Convertible debentures issued to related parties (Note 5)	361,458	332,403
Advances from related parties (Note 6(b))	24,113	24,865

Total Liabilities	562,469	483,139

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, US$0.001 par value; 45,569,068 shares issued and outstanding (December 31, 2010 – 45,569,068 shares)	52,810	52,810

Additional paid-in capital	1,714,358	1,685,787

Common stock to be issued (Note 9(b))	2,320	2,320

Deficit accumulated during the development stage	(2,273,167)	(2,141,930)

Total Stockholders’ Deficit	(503,679)	(401,013)

Total Liabilities and Stockholders’ Deficit	58,790	82,126

Environmental Control Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian Dollars)

(unaudited)

	Accumulated from March 6, 1999 (Date of Inception) to June 30,	For the Three months Ended June 30,	For the Three months Ended June 30,	For the Six months Ended June 30,	For the Six months Ended June 30,

	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	19,008	505	692	1,047	1,434
Foreign exchange (gain) loss	(45,878)	(1,949)	13,869	(11,498)	5,483
General and administrative (Note 4)	1,726,631	50,792	40,407	103,901	101,123
Research and development	82,435	–	800	2,619	3,853

Total Operating Expenses	1,782,196	49,348	55,768	96,069	111,893

Loss From Operations	(1,782,196)	(49,348)	(55,768)	(96,069)	(111,893)

Other Expenses

Accretion of discounts on convertible debentures	(382,301)	(8,671)	(4,767)	(16,295)	(13,124)
Interest expense	(108,670)	(9,410)	(8,549)	(18,873)	(12,047)

Total Other Expenses	(490,971)	(18,081)	(13,316)	(35,168)	(25,171)

Net Loss for the Period	(2,273,167)	(67,429)	(69,084)	(131,237)	(137,064)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		45,569,000	45,569,000	45,569,000	45,619,000

Environmental Control Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian Dollars)

(unaudited)

	Accumulated from	For the	For the
	March 6, 1999	Six months	Six months
	(Date of Inception)	Ended	Ended
	to June 30,	June 30,	June 30,
	2011	2011	2010
	$	$	$

Operating Activities

Net loss for the period	(2,273,167)	(131,237)	(137,064)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	382,301	16,295	13,124
Depreciation	19,008	1,047	1,434
Stock-based compensation	267,629	28,571	2,320
Foreign exchange (gain) loss	(70,128)	(24,845)	5,178

Changes in operating assets and liabilities:
Amounts receivable	(27,921)	(9,285)	(3,299)
Investment tax credit receivable	(14,880)	–	–
Prepaid expenses	1,125	–	–
Accounts payable and accrued liabilities	(21,588)	19,007	912
Accrued convertible interest payable	107,697	18,873	12,047

Net Cash Used In Operating Activities	(1,629,924)	(81,574)	(105,348)

Investing Activities

Purchase of equipment	(13,617)	–	–
Net cash acquired on business acquisition	178,365	–	–

Net Cash Provided by Investing Activities	164,748	–	–

Financing Activities

Proceeds from convertible debt	600,471	50,000	51,850
Proceeds from issuance of shares	505,953	–	–
Proceeds from related parties	366,562	–	–

Net Cash Provided by Financing Activities	1,422,986	50,000	51,850

Increase (Decrease) in Cash	7,810	(31,574)	(53,498)

Cash - Beginning of Period	–	39,384	117,489

Cash - End of Period	7,810	7,810	63,991

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2011, the Company has a working capital deficiency of $84,057 and has incurred losses totalling $2,273,167 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $40,000 for research and development activities, and approximately $210,000 for other operational costs over the next twelve months. The Company had $7,810 in cash on hand at June 30, 2011. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2011, and the results of its operations and cash flows for the three month and six month periods ended June 30, 2011 and 2010. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
Assets:
Cash	$ 7,810	–	–	$ 7,810

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

f)    Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2011, the Company has 5,873,972 potentially dilutive securities outstanding.

g)   Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

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

Notes to Financial Statements

(Expressed in Canadian Dollars)

(unaudited)

2. Summary of Significant Accounting Policies (continued)

n)    Investment Tax Credits

The Company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when the Company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on the Company’s collection history. During the year ended December 31, 2009, the Company recognized $14,880 in investment tax credits which were applied against research and development expenditures in the statement of operations. As at June 30, 2011, the Company has $14,880 in investment tax credits receivable (December 31, 2010 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

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

3.     Property and Equipment

			June 30, 2011	December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$

Equipment	13,617	10,064	3,553	4,152
Computer equipment	3,283	2,684	599	701
Office furniture	9,467	6,260	3,207	3,553

	26,367	19,008	7,359	8,406

4.     Related Party Transaction

During the six months ended June 30, 2011, the Company recognized $8,400 (2010 – $12,000) for rent due to a company controlled by a director of the Company. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related parties.

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in Canadian Dollars)

(unaudited)

5.     Convertible Debentures Issued to Related Parties

a)    On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at June 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $32,147 and $10,237, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

b)    On October 16, 2008, the Company entered into a convertible debenture agreement with the President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at June 30, 2011, the carrying values of the convertible debenture and accrued convertible interest thereon were $40,687 and $13,041, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

c)    On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received US$202,920 ($250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the loan are to be used to further advance current business development and marketing initiatives, and to complete testing. The loan amount is secured against intellectual property rights owned by the Company. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$101,460 ($125,000) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$101,460 ($125,000). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$202,920. As at June 30, 2011, the carrying value of the convertible debenture and accrued convertible interest thereon were $138,201 and $23,593, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

d)    On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the President of the Company. The Company received US$50,000 ($52,550) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.05 per share. As at June 30, 2011, the carrying value of the convertible debenture and accrued convertible interest thereon were $48,225 and $7,214, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in Canadian Dollars)

(unaudited)

5.     Convertible Debentures Issued to Related Parties (continued)

e)   On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at June 30, 2011, the carrying value of the convertible debenture was $47,552. The Company can repay any portion of the loan and accrued interest at any time without penalty.

f)    On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at June 30, 2011, the carrying value of the convertible debenture was $32,090. The Company can repay any portion of the loan and accrued interest at any time without penalty.

g)   On April 21, 2011, the Company entered into a convertible debenture agreement with a company controlled by the President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $28,571 as additional paid-in capital and reduced the carrying value of the convertible debenture to $21,429. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at June 30, 2011, the carrying value of the convertible debenture was $22,556. The Company can repay any portion of the loan and accrued interest at any time without penalty.

6.     Advances From Related Parties

a)   On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at June 30, 2011, the Company owed this company $1,906 (December 31, 2010 - $1,906) for payment of expenses on behalf of the Company.

b)    On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at June 30, 2011, the loan payable was $24,113 (December 31, 2010 - $24,865) after translation into Canadian dollars.

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in Canadian Dollars)

(unaudited)

 7. Convertible Debenture

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received US$50,000 ($51,850) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$21,429 ($22,221) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$28,571 ($29,629). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000.  As at June 30, 2011, the carrying values of the convertible debenture and accrued convertible interest thereon were $28,805 and $5,391, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

8. Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2010	3,466,192	US$0.11

Expired	(3,278,692)	US$0.11

Balance – June 30, 2011	187,500	US$0.07

As at June 30, 2011, the following common share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

187,500	US$0.07	July 28, 2011

9. Commitments

a)        On September 15, 2008, the Company entered into a consulting agreement with the former employee for administrative services. Pursuant to the agreement, the Company agreed to pay the former employee $6,800 per month. This agreement may be terminated upon three months prior written notice.

b)        On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009, and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,627. On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one months written notice. As at June 30, 2011, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,320.

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

General Overview

We were incorporated under the laws of the State of Nevada on February 17, 2004 under the name “Boss Minerals, Inc.” From our inception to March 20, 2006, we were an exploration stage company engaged in the exploration of minerals properties.

By an agreement dated March 20, 2006, we agreed to acquire the principal assets of Environmental Control Corporation (“ECC”), a Newfoundland, Canada, based company involved in the development of emission control devices for small spark ignition combustion engines. Effective February 26, 2007, we completed the acquisition of the principal assets of ECC. The asset acquisition was deemed to be a reverse acquisition for accounting purposes. ECC, whose principal assets we acquired, is regarded as the predecessor entity as of February 26, 2007.

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

Critical Accounting Policies

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, the financial statements should be read in conjunction with our company’s audited financial statements and notes thereto for the year ended December 31, 2010, included in our company’s Annual Report on Form 10K filed March 31, 2011 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company’s financial position at June 30, 2011, and the results of its operations and cash flows for the three month and six month periods ended June 30, 2011 and 2010. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

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

Assets measured at fair value on a recurring basis were presented on our company’s balance sheet as of June 30, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
Assets:
Cash	$ 7,810	–	–	$ 7,810

Our company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

Earnings (Loss) Per Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2011, our company has 5,873,972 potentially dilutive securities outstanding.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and 2010, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50, Equity Based Payments to Non-Employees, our company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Property and Equipment

Property and equipment consists of office furniture, equipment, and computer equipment which are recorded at cost. Office furniture is amortized on a declining-balance basis at 20% per annum, equipment is amortized on a declining-balance basis at 30% per annum, and computer equipment is amortized on a declining-balance basis at 30% per annum.

Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Investment Tax Credits

Our company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when our company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on our company’s collection history. During the year ended December 31, 2009, our company recognized $14,880 in investment tax credits which were applied against research and development expenditures in the statement of operations. As at June 30, 2011, our company has $14,880 in investment tax credits receivable (December 31, 2010 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

Going Concern

As of June 30, 2011, we have accumulated losses of $2,273,167 since inception, we have a working capital deficiency of $84,057 and have earned no revenues since inception. We rely upon the sale of our common stock to fund our operations. We may not generate any revenues in the future and if we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Results of Operations

Three Months Ended June 30, 2011 and June 30, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2011, which are included herein.

Our operating results for the three months ended June 30, 2011, for the three months ended June 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Change Between Three Month Period Ended June 30, 2011 and June 30, 2010
Revenue	$	Nil	$	Nil	$	Nil
Depreciation		$505		$692		$187
Foreign exchange loss (gain)	$	(1,949)		$13,869		$15,818
General and administrative		$50,792		$40,407		$10,385
Research and development	$	Nil		$800		$800
Accretion of discounts on convertible debentures	$	(8,671)		$(4,767)		$3,904
Interest expense	$	(9,410)		$(8,549)		$861
Net (Loss)	$	(67,429)		$(69,084)		$1,655

Our accumulated losses increased to $2,273,167 as of June 30, 2011. Our financial statements report a net loss of $67,429 for the three month period ended June 30, 2011 compared to a net loss of $69,084 for the three month period ended June 30, 2010. Our losses have increased primarily as a result of increased general and administrative expenses combined with decreased research and development, a foreign exchange gain, increased accretion of discounts on convertible debentures and interest expense.

Six Months Ended June 30, 2011 and June 30, 2010

Our operating results for the six months ended June 30, 2011, for the six months ended June 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010		Change Between Six Month Period Ended June 30, 2011 and June 30, 2010
Revenue	$	Nil	$	Nil	$	Nil
Depreciation		$1,047		$1,434		$387
Foreign exchange loss (gain) loss	$	(11,498)		$5,483		$(6,015)
General and administrative		$103,901		$101,123		$2,778
Research and development		$2,619		$3,853		$1,234
Accretion of discounts on convertible debentures	$	(16,295)		$(13,124)		$3,171
Interest expense	$	(18,873)		$(12,047)		$6,826
Net (Loss)	$	(131,237)		$(137,064)		$5,827

Our financial statements report a net loss of $131,237 for the three month period ended June 30, 2011 compared to a net loss of $137,064 for the six month period ended June 30, 2010. Our losses have decreased primarily as a result of decreased depreciation and research and development combined with an increase in general and administrative expenses and a foreign exchange gain, increased accretion of discounts on convertible debentures and interest expense.

Liquidity and Financial Condition

Working Capital

	At June 30, 2011		At December 31, 2010
Current assets		$51,431	$73,720
Current liabilities		$135,488	$88,852
Working capital (deficit)	$	(84,057)	$(15,132)

Our total current liabilities as of June 30, 2011 were $135,488 as compared to total current liabilities of $88,852 as of June 30, 2010. The increase was primarily due to increased accounts payable and accrued convertible interest payable to related parties.

Cash Flows

	At June 30, 2011		At June 30, 2010
Net cash used in operating activities		$81,574		$105,348
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$50,000		$51,850
Net increase (decrease) in cash during period	$	(31,574)	$	(53,498)

Operating Activities

Net cash used by operating activities was $81,574 in the six months ended June 30, 2011 compared with net cash used by operating activities of $105,348 in the six months ended June 30, 2010. The decrease in use of cash of $21,924 in operating activities is mainly attributable to stock based compensation, accounts receivable, accounts payable and accrued liabilities and convertible interest payable.

Investing Activities

Net cash used in investing activities was $Nil in the six months ended June 30, 2011 compared to net cash used in investing activities of $Nil in the six months ended June 30, 2010.

Financing Activities

Net cash provided by financing activities was $50,000 in the six months ended June 30, 2011 compared to $51,850 provided by financing activities in the six months ended June 30, 2010.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On June 13, 2011, Albert E. Hickman, a director, president and chief executive officer of our company passed away.  Concurrently with Mr. Hickman’s passing, we appointed Gary Bishop, our chief financial officer and director, as interim chief executive officer and chairman to our company’s board of directors, to fill the ensuing vacancy and decreased the number of directors on our board of directors to four.

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
(10)	Material Contracts
10.1	Contribution Agreement with National Research Council of Canada Industrial Research Program (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2009).
10.2	Convertible Loan Agreement with 51644 Newfoundland and Labrador Inc. dated April 21, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 16, 2011).
(21)	Subsidiaries of the Registrant
21.1	Environmental Control Corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CONTROL CORP.
(Registrant)

Dated: August 15, 2011		/s/ Gary Bishop
	By:	Gary Bishop
Chairman, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)