Form 10-Q
period 2011-09-30
ENVIRONMENTAL CONTROL CORP.
filed 2011-11-21
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-120682
ENVIRONMENTAL CONTROL CORP.
(Exact name of registrant as specified in its charter)
Nevada				20-3626387
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
85 Kenmount Road, St. John’s, Newfoundland, Canada				A1B 3N7
(Address of principal executive offices)				(Zip Code)
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
				[ X ]	YES	[ ]	NO
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
45,569,068 common shares issued and outstanding as of November 14, 2011.

1

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended September 30, 2011 form part of this quarterly report.  Unless otherwise specified our financial statements are expressed in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)
	September 30,	December 31,
	2011	2010
	$	$
	(unaudited)
ASSETS

Current Assets
Cash	52,886	39,384
Amounts receivable	31,139	19,456
Investment tax credit receivable (Note 2(n))	14,880	14,880

Total Current Assets	98,905	73,720

Property and equipment (Note 3)	6,887	8,406

Total Assets	105,792	82,126

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	48,163	24,084
Accrued liabilities	1,697	3,797
Accrued convertible interest payable to related parties (Note 5)	68,798	34,065
Advances from related parties (Note 6(a))	26,906	26,906

Total Current Liabilities	145,564	88,852

Accrued convertible interest payable (Note 7)	7,179	3,093
Accrued convertible interest payable to related party	-	4,972
Convertible debenture (Note 7)	31,835	28,954
Convertible debentures issued to related parties (Note 5)	493,095	332,403
Advances from related parties (Note 6(b))	26,205	24,865

Total Liabilities	703,878	483,139

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, US$0.001 par value;
45,569,068 shares issued and outstanding
(December 31, 2010 – 45,569,068 shares)	52,810	52,810

Additional paid-in capital	1,714,358	1,685,787

Common stock to be issued (Note 9(b))	2,320	2,320

Deficit accumulated during the development stage	(2,367,574)	(2,141,930)

Total Stockholders’ Deficit	(598,086)	(401,013)

Total Liabilities and Stockholders’ Deficit	105,792	82,126

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)
	Accumulated
	From March 6,
	1999 (Date of	For the Three	For the Three	For the Nine	For the Nine
	Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses
Depreciation	19,480	472	792	1,519	2,226
Foreign exchange (gain) loss	(11,480)	34,398	(8,370)	22,900	(2,887)
General and administrative (Note 4)	1,766,177	39,546	62,612	143,447	163,735
Research and development	82,435	-	-	2,619	3,853

Total Operating Expenses	1,856,612	74,416	55,034	170,485	166,927

Loss From Operations	(1,856,612)	(74,416)	(55,034)	(170,485)	(166,927)

Other Expenses
Accretion of discounts on convertible debentures	(391,613)	(9,312)	(5,455)	(25,607)	(18,579)
Interest expense	(119,349)	(10,679)	(10,200)	(29,552)	(22,247)

Total Other Expenses	(510,962)	(19,991)	(15,655)	(55,159)	(40,826)

Net Loss for the Period	(2,367,574)	(94,407)	(70,689)	(225,644)	(207,753)

Net Loss Per Share – Basic and Diluted		-	-	-	-

Weighted Average Shares Outstanding		45,569,000	45,569,000	45,569,000	45,602,000

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)
	Accumulated
	From March 6,
	1999 (Date of	For the Nine	For the Nine
	Inception)	Months Ended	Months Ended
	to September 30,	September 30,	September 30,
	2011	2011	2010
	$	$	$
Operating Activities

Net loss for the period	(2,367,574)	(225,644)	(207,753)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	391,613	25,607	18,579
Depreciation	19,480	1,519	2,226
Stock-based compensation	239,058	-	2,320
Foreign exchange loss	(22,386)	22,897	(8,443)

Changes in operating assets and liabilities:
Amounts receivable	1,125	(11,683)	(6,988)
Investment tax credit receivable	(30,319)	-	-
Prepaid expenses	(14,880)	-	-
Accounts payable and accrued liabilities	(19,341)	21,254	(11,358)
Accrued convertible interest payable	118,376	29,552	23,269

Net Cash Used In Operating Activities	(1,684,848)	(136,498)	(188,148)

Investing Activities
Purchase of equipment	(13,617)	-	-
Net cash acquired on business acquisition	178,365	-	-

Net Cash Provided by Investing Activities	164,748	-	-

Financing Activities
Proceeds from convertible debt	700,471	150,000	103,790
Proceeds from issuance of shares	505,953	-	-
Proceeds from related parties	366,562	-	-

Net Cash Provided by Financing Activities	1,572,986	150,000	103,790

Increase (Decrease) in Cash	52,886	13,502	(84,358)

Cash - Beginning of Period	-	39,384	117,489

Cash - End of Period	52,886	52,886	33,131

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in Canadian Dollars)

September 30, 2011

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2011, the Company has a working capital deficiency of $46,659 and has incurred losses totalling $2,367,574 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 Management estimates expenditures of approximately $40,000 for research and development activities, and approximately $210,000 for other operational costs over the next twelve months. The Company had $52,886 in cash on hand at September 30, 2011. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in Canadian Dollars)

September 30, 2011

(unaudited)

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2011, and the results of its operations and cash flows for the three month and nine month periods ended September 30, 2011 and 2010. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

September 30, 2011

(unaudited)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2011 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
				Balance as of September 30, 2011

Assets:
Cash	$52,886	–	–	$52,886

 The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

f)     Eanings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2011, the Company has no potentially dilutive securities outstanding.

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in Canadian Dollars)

September 30, 2011

(unaudited)

g)    Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

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

September 30, 2011

(unaudited)

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

n)     Investment Tax Credits

The Company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when the Company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on the Company’s collection history. During the year ended December 31, 2009, the Company recognized $14,880 in investment tax credits which were applied against research and development expenditures in the statement of operations. As at September 30, 2011, the Company has $14,880 in investment tax credits receivable (December 31, 2010 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in Canadian Dollars)

September 30, 2011

(unaudited)

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

3.	Property and Equipment

			September 30,	December 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Equipment	13,617	10,331	3,286	4,152
Computer equipment	3,283	2,728	555	701
Office furniture	9,467	6,421	3,046	3,553

	26,367	19,480	6,887	8,406

4.	Related Party Transactions

During the nine months ended September 30, 2011, the Company recognized $9,800 (2010 – $16,200) for rent due to a company controlled by a director of the Company. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related parties.

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in Canadian Dollars)

September 30, 2011

(unaudited)

5.	Convertible Debentures Issued to Related Parties

a)   On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at September 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $35,263 and $12,087, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

b)   On October 16, 2008, the Company entered into a convertible debenture agreement with the former President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at September 30, 2011, the carrying values of the convertible debenture and accrued convertible interest thereon were $45,028 and $15,493, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

c)   On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received US$202,920 ($250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the loan are to be used to further advance current business development and marketing initiatives, and to complete testing. The loan amount is secured against intellectual property rights owned by the Company. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$101,460 ($125,000) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$101,460 ($125,000). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$202,920. As at September 30, 2011, the carrying value of the convertible debenture and accrued convertible interest thereon were $154,060 and $31,002, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in Canadian Dollars)

September 30, 2011

(unaudited)

d)   On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the former President of the Company. The Company received US$50,000 ($52,550) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.05 per share. As at September 30, 2011, the carrying value of the convertible debenture and accrued convertible interest thereon were $52,410 and $9,161, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

e)   On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at September 30, 2011, the carrying value of the convertible debenture and accrued interest thereon were $47,819 and $1,055, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

f)    On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at September 30, 2011, the carrying value of the convertible debenture was $33,744. The Company can repay any portion of the loan and accrued interest at any time without penalty.

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in Canadian Dollars)

September 30, 2011

(unaudited)

g)   On April 21, 2011, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $28,571 as additional paid-in capital and reduced the carrying value of the convertible debenture to $21,429. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at September 30, 2011, the carrying value of the convertible debenture was $24,116. The Company can repay any portion of the loan and accrued interest at any time without penalty.

h)   On August 29, 2011, the Company entered into a convertible debenture agreement with a company controlled by the Vice President of the Company. The Company received $100,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.025 per share. As at September 30, 2011, the carrying value of the convertible debenture was $100,655. The Company can repay any portion of the loan and accrued interest at any time without penalty.

6.	Advances From Related Parties

a)   On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at September 30, 2011, the Company owed this company $1,906 (December 31, 2010 - $1,906) for payment of expenses on behalf of the Company.

b)   On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at September 30, 2011, the loan payable was $26,205 (December 31, 2010 - $24,865) after translation into Canadian dollars.

Environmental Control Corp.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in Canadian Dollars)

September 30, 2011

(unaudited)

7.	Convertible Debenture

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received US$50,000 ($51,850) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$21,429 ($22,221) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$28,571 ($29,629). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at September 30, 2011, the carrying values of the convertible debenture and accrued convertible interest thereon were $31,835 and $7,179, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2010	3,466,192	US$0.11
Expired	(3,466,192)	US$0.11
Balance – September 30, 2011	–

As at September 30, 2011, no common share purchase warrants were outstanding.

9.	Commitments

a)   On September 15, 2008, the Company entered into a consulting agreement with the former employee for administrative services. Pursuant to the agreement, the Company agreed to pay the former employee $6,800 per month. During the nine months ended September 30, 2011, this agreement was terminated.

b)   On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009, and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,627. On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one months written notice. As at September 30, 2011, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,320.

c)   On October 15, 2009, the Company entered into a license agreement with a licensee to grant a non-exclusive license to use, market and sell the Company’s intellectual property for a period of two years. License and royalty fees are to be determined prior to the first sale. On March 14, 2011, the license agreement was terminated.

d)   On September 1, 2011, the Company entered into a consulting agreement with a consultant of the Company. Pursuant to the agreement, the Company agreed to pay the executive $1,500 per month. This agreement may be terminated upon three months prior written notice.

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Environmental Control Corp., and our wholly-owned subsidiary, Environmental Control Corporation, a private Canadian company, unless otherwise indicated.

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

Our plan for the next 12 months is to establish new relationships with potential clients and to translate both new and existing relationships into sales. We also intend to complete a snowmobile test program in collaboration with Vconverter Corp. and Michigan Tech University. Upon completion of this test, we intend to partner with engine manufacturers and apply for certification with various regulatory bodies worldwide. We will continue to pursue marketing activities on an international scale. We also intend to investigate new industry partnerships surrounding both our company’s catalytic muffler technologies as well as other complimentary technologies.

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

On April 21, 2011 we entered into a convertible debenture agreement with a company controlled by our president.  We received $50,000 which is due five years from the advancement date.  The loan is interest free for the first year, after which it bears interest at a rate of 10% per annum.  The accrued interest is payable annually on the anniversaries of the advancement date commencing on the second anniversary.  The loan is secured by a patent held by us. Proceeds of the loan are to be used to continue with current business development activities.  Any portion of the loan and unpaid interest are convertible at any time, at the option of the lender, into shares of our common stock at a conversion price of US$0.035 per share.  We can repay any portion of the loan and accrued interest at any time without penalty.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company’s financial position at September 30, 2011, and the results of its operations and cash flows for the three month and nine month periods ended September 30, 2011 and 2010. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our companyOur company regularly evaluates estimates and assumptions related to the recoverability of receivables and investment tax credit receivable, deferred income tax asset valuation allowances, stock-based compensation and financial instrument valuations. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Assets measured at fair value on a recurring basis were presented on our company’s balance sheet as of September 30, 2011 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011
Assets:
Cash	$52,886	$-	$-	$52,886

Our company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

Earnings (Loss) Per Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2011, our company has no potentially dilutive securities outstanding.

Foreign Currency Translation

Effective on the closing of the Agreement on February 26, 2007, our company’s functional and reporting currency changed to the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Investment Tax Credits

Our company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when our company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on our company’s collection history. During the year ended December 31, 2009, our company recognized $14,880 in investment tax credits which were applied against research and development expenditures in the statement of operations. As at September 30, 2011, our company has $14,880 in investment tax credits receivable (December 31, 2010 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

Going Concern

As of September 30, 2011, we have accumulated losses of $2,367,574 since inception, we have a working capital deficiency of $46,659 and have earned no revenues since inception. We rely upon the sale of our common stock to fund our operations. We may not generate any revenues in the future and if we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Results of Operations

Three Months Ended September 30, 2011 and September 30, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2011, which are included herein.

Our operating results for the three months ended September 30, 2011, for the three months ended September 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Change Between Three Month Period Ended September 30, 2011 and September 30, 2010
Revenue	$	Nil	$	Nil	$	Nil
Depreciation		$472		$792		$320
Foreign exchange loss (gain)		$34,398		$(8,370)		$(42,675)
General and administrative		$39,546		$62,612		$23,156
Research and development	$	Nil	$	Nil	$	Nil
Accretion of discounts on convertible debentures		$(9,312)		$(5,455)		$3,857
Interest expense		$(10,679)		$(10,200)		$479
Net (Loss)		$(94,407)		$(70,689)		$23,718

Our accumulated losses increased to $2,367,574 as of September 30, 2011. Our financial statements report a net loss of $94,407 for the three month period ended September 30, 2011 compared to a net loss of $70,689 for the three month period ended September 30, 2010. Our losses have increased primarily as a result of increased foreign exchange loss.

Nine Months Ended September 30, 2011 and September 30, 2010

Our operating results for the nine months ended September 30, 2011, for the nine months ended September 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010		Change Between Nine Month Period Ended September 30, 2011 and September 30, 2010
Revenue	$	Nil	$	Nil	$	Nil
Depreciation		$1,519		$2,226		$797
Foreign exchange loss (gain) loss		$22,900		$(2,887)		$(25,787)
General and administrative		$143,447		$163,735		$20,288
Research and development		$2,619		$3,853		$1,234
Accretion of discounts on convertible debentures		$(25,607)		$(18,579)		$7,028
Interest expense		$(29,552)		$(22,247)		$7,305
Net (Loss)		$(225,655)		$(207,753)		$17,902

Our financial statements report a net loss of $225,655 for the nine month period ended September 30, 2011 compared to a net loss of $207,753 for the nine month period ended September 30, 2010. Our losses have increased primarily as a result of increased foreign exchange loss.

Liquidity and Financial Condition

Working Capital

	At September 30, 2011	At December 31, 2010
Current assets	$98,905	$73,720
Current liabilities	$145,564	$88,852
Working capital (deficit)	$(46,659)	$(15,132)

Our total current liabilities as of September 30, 2011 were $145,564 as compared to total current liabilities of $88,852 as of September 30, 2010. The increase was primarily due to increases in accounts payable and accrued convertible interest payable to related parties.

Cash Flows

	At September 30, 2011		At September 30, 2010
Net cash used in operating activities		$136,498		$188,148
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$150,000		$103,790
Net increase (decrease) in cash during period		$(13,502)		$(84,358)

Operating Activities

Net cash used by operating activities was $136,498 in the nine months ended September 30, 2011 compared with net cash used by operating activities of $188,148 in the nine months ended September 30, 2010. The decrease in use of cash of $136,498 in operating activities is mainly attributable to increases in stock based compensation and accounts payable.

Investing Activities

Net cash used in investing activities was $Nil in the nine months ended September 30, 2011 compared to net cash used in investing activities of $Nil in the nine months ended September 30, 2010.

Financing Activities

Net cash provided by financing activities was $150,000 in the nine months ended September 30, 2011 compared to $103,790 provided by financing activities in the nine months ended September 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
(10)	Material Contracts
10.1	Contribution Agreement with National Research Council of Canada Industrial Research Program (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2009).
10.2	Convertible Loan Agreement with 51644 Newfoundland and Labrador Inc. dated April 21, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 16, 2011).
(21)	Subsidiaries of the Registrant
21.1	Environmental Control Corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CONTROL CORP. (Registrant)

Dated: November 21, 2011	By:	/s/ Gary Bishop
Gary Bishop
Chairman, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

