Form 10-K
period 2011-12-31
ENVIRONMENTAL CONTROL CORP.
filed 2012-04-25
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2011
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number:	333-120682

ENVIRONMENTAL CONTROL CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Kenmount Road, St. John's, Newfoundland, Canada	A1B 3N7
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	888.669.3588

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
N/A
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ¨ No x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ¨ No x

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes x No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
¨
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ¨ No x

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2011 was $484,471 based on a $0.04 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

45,569,068 common shares as of April 16, 2012

DOCUMENTS INCORPORATED BY REFERENCE - None.

2

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

General Overview

We were incorporated under the laws of the State of Nevada on February 17, 2004 under the name “Boss Minerals, Inc.”. From our inception to March 20, 2006, we were an exploration stage company engaged in the exploration of mineral properties.

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

Our Current Business

We are currently engaged in the development of emission control devices for small spark ignition combustion engines. Our catalytic muffler, like any other catalytic muffler, combines a muffler and a catalytic converter into one unit. However, we have used a unique approach to develop this emission control device, making it far more effective in reducing the emissions of spark ignition engines (oxides of nitrogen, carbon monoxide, and hydrocarbons) without compromising engine performance. This patented technology is linearly designed and can be modified to fit a wide variety of combustion engine.

In July 2010, we partnered with Vconverter Corporation, a Michigan based corporation to design a catalytic muffler for high-performance snowmobiles.

Phase I of the project saw our company and Vconverter engineer an exhaust systems based on our Reverse Flow Catalytic Muffler technology. The catalytic muffler was manufactured by Vconverter and shipped to Michigan Tech University for initial testing. Initial results showed favorable emission reductions over the Original Engine Manufactured (OEM), and also achieved superior Hydrocarbon (HC) and Carbon Monoxide (CO) emission reductions in comparison with competing catalytic systems.

Over the next 12 months we plan to establish new relationships with potential clients and to translate both new and existing relationships into sales.We also intend to investigate new industry partnerships with engine manufacturers, parts suppliers and producers of both on-road and non-road vehicles to expedite the deployment of the technology in industry. We will continue to pursue marketing activities on an international scale.

Our catalytic muffler technology is registered for two patents in the United States under the titles of “Combined Catalytic Muffler” and “Reverse Flow Catalytic Muffler”. We also hold two patents in Canada under the same titles and we also hold one patent in Europe under the title of “Reverse Flow Catalytic Muffler”. The filing numbers are located below:

Territory	Patent Filing Number
U.S.A.	6,622,482
7,018,590
Canada	2,448,742
2,448,648
Europe	2742591.7

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

Research and Development

We have incurred $6,472 in research and development expenditures over the last two fiscal years. We anticipate spending approximately $40,000 during the next 12 months on research and development activities.

Sales and Marketing

We currently target small spark-ignition engines, including personal transportation devices, off-road recreational vehicles, personal watercrafts, water pumps and in particular the lawn and garden industry. Included in the off-road recreational vehicle segment are: snowmobiles, all-terrain vehicles and dirt bikes. Included in the lawn and garden segment are: walk behind rotary mowers, rear engine riding mowers, front engine lawn tractors, riding garden tractors, walk-behind rotary tillers, snow throwers, commercial turf intermediate walk-behind rotary mowers, commercial turf riding rotary mowers, gasoline powered chainsaws, gasoline powered hand-held blowers, gasoline powered backpack blowers, gasoline powered trimmers/brushcutters and gasoline powered hedge trimmers. We are currently focused on the North American market and are targeting Original Engine Manufacturers (OEMs). The aftermarket parts segment represents a secondary market.

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

Employees

As of December 31, 2011, we had 1 part-time consultant and no employees. Depending on the scale of our growth and the development of our business we may hire additional employees in the next 12 months.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31 2011	$0.022	$0.006
September 30, 2011	$0.06	$0.0163
June 30, 2011	$0.07	$0.04
March 31, 2011	$0.07	$0.0401
December 31, 2010	$0.07	$0.04
September 30, 2010	$0.0701	$0.03
June 30, 2010	$0.06	$0.038
March 31, 2010	$0.10	$0.032
December 31, 2010	$0.07	$0.04

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Empire Stock Transfer Inc., 1859 Whitney Mesa Dr., Henderson, Nevada, 89014 (Telephone: 702.818.5898; Facsimile: 702.974.1444) is the registrar and transfer agent for our common shares.

On April 16, 2012, the shareholders' list showed 26 registered shareholders and 45,569,068 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2011.

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

Results of Operations for our Years Ended December 31, 2011 and 2010

Our net loss and comprehensive loss for our year ended December 31, 2011, for our year ended December 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2011 $	Year Ended December 31, 2010 $	Change Between Year Ended December 31, 2011 and Year Ended December 31, 2010 $
Revenue	Nil	Nil	Nil
Depreciation	1,959	2,968	(1,009)
Foreign exchange gain	9,955	(15,955)	25,910
General and administrative	155,941	192,194	(36,253)
Research and development	2,619	3,853	(1,234)
Net loss for the period	(263,169)	(240,072)	(23,097)

General and Administrative

The decrease in our general and administrative expenses for our year ended December 31, 2011 was due to a decrease in wages and reduced fees for professional services. Our general and administrative expenses consist primarily of professional services, consulting services, rent and business development activities.

Research and Development

The decrease in research and development for our year ended December 31, 2011 was primarily due to a reduced number of development projects.

Foreign Exchange Gain (loss)

The increase in foreign exchange gain for our year ended December 31, 2011 was due to currency fluctuations.

Liquidity and Financial Condition

Working Capital

	As at December
	2011	2010
Current assets	$63,289	$73,720
Current liabilities	132,427	88,852
Working capital	$(69,138)	$(15,132)

Cash Flows

	Year Ended December
	2011		2010
Cash flows from (used in) operating activities	$(158,868)		$(229,955)
Cash flows provided by (used in) investing activities	Nil	$	Nil
Cash flows provided by (used in) financing activities	150,000		$151,850
Net increase (decrease) in cash during period	$(8,868)		$(78,105)

Operating Activities

Net cash used in operating activities was $158,868 for our year ended December 31, 2011 compared with cash used in operating activities of $229,955 in the same period in 2010. The decrease of $73,087 in operating activities is mainly attributable to a decrease in general and administrative costs.

Investing Activities

Net cash provided by investing activities was $Nil for our year ended December 31, 2011 compared to net cash used in investing activities of $Nil in the same period in 2010.

Financing Activities

Net cash from financing activities was $150,000 for our year ended December 31, 2011 compared to $151,850 in the same period in 2010.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company incurred a net loss of $263,169 for the year ended December 31, 2011 [2010 - $240,072] and at December 31, 2011 had a deficit accumulated of $2,405,099 [2010 – $2,141,930]. We have not generated revenue, however we have an accumulated deficit and negative working capital of $69,138 as at December 31, 2011. Our company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Assets measured at fair value on a recurring basis were presented on our company’s balance sheet as of December 31, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets:
Cash	$ 30,516	–	–	$ 30,516

Our company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

Earnings (Loss) Per Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2011, our company has 14,886,176 potentially dilutive securities outstanding.

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

Investment Tax Credits

Our company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when our company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on our company’s collection history. During the year ended December 31, 2009, we recognized $14,880 in investment tax credits which were applied against research and development expenditures in the statement of operations. As at December 31, 2011, our company has $nil in investment tax credits receivable (2010 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment did not have a material effect on our company’s financial statements.

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

Item 8. Financial Statements and Supplementary Data

Environmental Control Corp.

(A Development Stage Company)

December 31, 2011

Index

Report of Independent Registered Public Accounting Firm	F–2

Balance Sheets	F–3

Statements of Operations	F–4

Statements of Cash Flows	F–5

Statements of Stockholders’ Deficit	F–6

Notes to the Financial Statements	F–8

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

Environmental Control Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Environmental Control Corp. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from March 6, 1999 (Date of Inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Control Corp. (A Development Company) as of December 31, 2011 and 2010, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from March 6, 1999 (Date of Inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 13, 2012

Environmental Control Corp.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian Dollars)

	December 31, 2011 $	December 31, 2010 $

ASSETS

Current Assets

Cash	30,516	39,384
Amounts receivable	32,773	19,456
Investment tax credit receivable (Note 2(m))	–	14,880

Total Current Assets	63,289	73,720

Property and equipment (Note 3)	6,447	8,406

Total Assets	69,736	82,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	38,688	24,084
Accrued liabilities	2,579	3,797
Accrued convertible interest payable to related parties (Note 5)	64,254	34,065
Advances from related parties (Note 6(a))	26,906	26,906

Total Current Liabilities	132,427	88,852

Accrued convertible interest payable (Note 7)	8,247	3,093
Accrued convertible interest payable to related party	15,459	4,972
Convertible debenture (Note 7)	31,490	28,954
Convertible debentures issued to related parties (Note 5)	492,299	332,403
Advances from related parties (Note 6(b))	25,425	24,865

Total Liabilities	705,347	483,139

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, US$0.001 par value; 45,569,068 shares issued and outstanding (2011 – 45,869,068 shares)	52,810	52,810

Additional paid-in capital	1,714,358	1,685,787

Common stock to be issued (Note 9(b))	2,320	2,320

Deficit accumulated during the development stage	(2,405,099)	(2,141,930)

Total Stockholders’ Deficit	(635,611)	(401,013)

Total Liabilities and Stockholders’ Deficit	69,736	82,126

The accompanying notes are an integral part of these financial statements,

Environmental Control Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian Dollars)

	Accumulated from
	March 6, 1999	For the Year	For the Year
	(Date of Inception)	Ended	Ended
	to December 31,	December 31,	December 31,
	2011	2011	2010
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	19,920	1,959	2,968
Foreign exchange gain	(24,425)	9,955	(15,955)
General and administrative (Note 4)	1,778,671	155,941	192,194
Research and development	82,435	2,619	3,853

Total Operating Expenses	1,856,601	170,474	183,060

Loss From Operations	(1,856,601)	(170,474)	(183,060)

Other Expenses

Accretion of discounts on convertible debentures	(402,542)	(36,536)	(24,824)
Interest expense	(131,076)	(41,279)	(32,188)
Write-off of income tax receivable	(14,880)	(14,880)	–

Total Other Expenses	(548,498)	(92,695)	(57,012)

Net Loss	(2,405,099)	(263,169)	(240,072)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		45,569,000	45,594,000

The accompanying notes are an integral part of these financial statements,

Environmental Control Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian Dollars)

	Accumulated from
	March 6, 1999	For the Year	For the Year
	(Date of Inception)	Ended	Ended
	to December 31,	December 31,	December 31,
	2011	2011	2010
	$	$	$

Operating Activities

Net loss	(2,405,099)	(263,169)	(240,072)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	402,542	36,536	24,824
Depreciation	19,920	1,959	2,968
Stock-based compensation	239,058	–	2,320
Foreign exchange gain	(35,821)	9,462	(19,492)
Write-off of income tax receivable	–	14,880	–

Changes in operating assets and liabilities:
Amounts receivable	(31,953)	(13,317)	(11,050)
Prepaid expenses	1,125	–	–
Accounts payable and accrued liabilities	(27,093)	13,502	(21,641)
Accrued convertible interest payable	130,103	41,279	32,188

Net Cash Used In Operating Activities	(1,707,218)	(158,868)	(229,955)

Investing Activities

Purchase of equipment	(13,617)	–	–
Net cash acquired on business acquisition	178,365	–	–

Net Cash Provided by Investing Activities	164,748	–	–

Financing Activities

Proceeds from convertible debt	700,471	150,000	151,850
Proceeds from issuance of shares	505,953	–	–
Proceeds from related parties	366,562	–	–

Net Cash Provided by Financing Activities	1,572,986	150,000	151,850

Increase (decrease) in Cash	30,516	(8,868)	(78,105)

Cash - Beginning of Period	–	39,384	117,489

Cash - End of Period	30,516	30,516	39,384

Non-Cash Investing and Financing Activities		.
Common shares issued upon conversion of debt	–	–	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Environmental Control Corp.

(A Development Stage Company)

Statements of Stockholders’ Deficit

From March 6, 1999 (Date of Inception) to December 31, 2011

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

Environmental Control Corp.

(A Development Stage Company)

Statements of Stockholders’ Deficit

From March 6, 1999 (Date of Inception) to December 31, 2011

(Expressed in Canadian Dollars)

					Accumulated
			Additional	Common	During the
	Common		Paid-in	Stock	Development
	Stock	Amount	Capital	To Be Issued	Stage	Total
	#	$	$	$	$	$

Balance – December 31, 2007	39,012,500	45,202	778,147	32,684	(973,129)	(117,096)

Shares issued for cash	970,585	1,126	163,874	–	–	165,000

Issuance of shares on conversion of convertible debt	3,609,137				–	360,914
		4,188	356,726	–

Shares issued for services	75,000	87	3,287	–	–	3,374

Shares issued for services	62,500	73	32,611	(32,684)	–	–

Shares issuable for services	–	–	–	7,673	–	7,673

Common stock subscribed	–	–	–	100,000	–	100,000

Intrinsic value of beneficial conversion feature	–				–	6,523
		–	6,523	–

Intrinsic value of beneficial conversion feature	–				–	16,889
		–	16,889	–

Warrants issued for services	–	–	33,918	–	–	33,918

Net loss for the year	–	–	–	–	(630,449)	(630,449)

Balance – December 31, 2008	43,729,722	50,676	1,391,975	107,673	(1,603,578)	(53,254)

Shares issued for cash	1,639,346	1,902	98,098	(100,000)	–	–

Intrinsic value of beneficial conversion feature	–	–	125,000	–	–	125,000

Shares issuable for services	–	–	–	2,627	–	2,627

Warrants issued for services	–	–	7,823	–	–	7,823

Shares issued for services	125,000	145	9,558	(7,673)	–	2,030

Shares issued in error	375,000	435	(435)	–	–	–

Net loss for the year	–	–	–	–	(298,280)	(298,280)

Balance – December 31, 2009	45,869,068	53,158	1,632,019	2,627	(1,901,858)	(214,054)

Shares issued for services	–	–	–	2,320	–	2,320

Cancellation of shares issued in error	(375,000)	(435)	435	–	–	–

Shares issued for services	75,000	87	2,540	(2,627)	–	–

Intrinsic value of beneficial conversion feature	–				–	50,793
		–	50,793	–

Net loss for the year	–	–	–	–	(240,072)	(240,072)

Balance – December 31, 2010	45,569,068	52,810	1,685,787	2,320	(2,141,930)	(401,013)

Intrinsic value of beneficial conversion feature	–				–	28,571
		–	28,571	–

Net loss for the year	–	–	–	–	(263,169)	(263,169)

Balance – December 31, 2011	45,569,068	52,810	1,714,358	2,320	(2,405,099)	(635,611)

The accompanying notes are an integral part of these financial statements.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2011, the Company has a working capital deficiency of $69,138 and has incurred losses totalling $2,405,099 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $40,000 for research and development activities, and approximately $210,000 for other operational costs over the next twelve months. The Company had $30,516 in cash on hand at December 31, 2011. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets:
Cash	$ 30,516	–	–	$ 30,516

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2011, the Company has 14,886,176 of potentially dilutive securities outstanding.

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in Canadian Dollars)

2.	Summary of Significant Accounting Policies (continued)
f)	Comprehensive Loss

 ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

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

The Company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when the Company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on the Company’s collection history. During the year ended December 31, 2009, the Company recognized $14,880 in investment tax credits which were applied against research and development expenditures in the statement of operations. As at December 31, 2011, the Company has $nil in investment tax credits receivable (2010 - $14,880). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

n)	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment did not have a material effect on the Company’s financial statements.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment
			December 31, 2011	December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$

Equipment	13,617	10,577	3,040	4,152
Computer equipment	3,283	2,770	513	701
Office furniture	9,467	6,573	2,894	3,553

	26,367	19,920	6,447	8,406
4.	Related Party Transaction

During the year ended December 31, 2011, the Company recognized $9,800 (2010 – $20,400) for rent due to a company controlled by a director of the Company which has been recorded in general and administrative expense in the statement of operations. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related party.

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in Canadian Dollars)

5.	Convertible Debentures Issued to Related Parties
a)	On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at December 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $34,522 and $12,659, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.
b)	On October 16, 2008, the Company entered into a convertible debenture agreement with the former President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at December 31, 2011, the carrying values of the convertible debenture and accrued convertible interest thereon were $44,394 and $16,314, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.
c)	On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received US$202,920 ($250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the loan are to be used to further advance current business development and marketing initiatives, and to complete testing. The loan amount is secured against intellectual property rights owned by the Company. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$101,460 ($125,000) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$101,460 ($125,000). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$202,920. As at December 31, 2011, the carrying value of the convertible debenture and accrued convertible interest thereon were $153,760 and $35,281, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.
d)	On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the former President of the Company. The Company received US$50,000 ($52,550) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.05 per share. As at December 31, 2011, the carrying value of the convertible debenture and accrued convertible interest thereon were $50,850 and $10,170, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in Canadian Dollars)

5.	Convertible Debentures Issued to Related Parties (continued)
e)	On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at December 31, 2011, the carrying value of the convertible debenture and accrued interest thereon were $47,912 and $2,315, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.
f)	On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at December 31, 2011, the carrying value of the convertible debenture and accrued interest thereon were $35,078 and $425, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.
g)	On April 21, 2011, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $28,571 as additional paid-in capital and reduced the carrying value of the convertible debenture to $21,429. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at December 31, 2011, the carrying value of the convertible debenture was $25,783. The Company can repay any portion of the loan and accrued interest at any time without penalty.
h)	On August 29, 2011, the Company entered into a convertible debenture agreement with a company controlled by a Vice President of the Company. The Company received $100,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.025 per share. As at December 31, 2011, the carrying value of the convertible debenture was $100,000. The Company can repay any portion of the loan and accrued interest at any time without penalty.
6.	Advances From Related Parties
a)	On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at December 31, 2011, the Company owed this company $1,906 (2010 - $1,906) for payment of expenses on behalf of the Company.

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in Canadian Dollars)

6.	Advances From Related Parties (continued)
a)	On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at December 31, 2011, the loan payable was $25,425 (2010 - $24,865) after translation into Canadian dollars.
7.	Convertible Debenture

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received US$50,000 ($51,850) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$21,429 ($22,221) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$28,571 ($29,629). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at December 31, 2011, the carrying values of the convertible debenture and accrued convertible interest thereon were $31,490 and $8,247, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – December 31, 2009	4,624,277	US$0.15
Expired	(1,158,085)	US$0.29

Balance – December 31, 2010	3,466,192	US$0.11
Expired	(3,466,192)	US$0.11

Balance – December 31, 2011	-	US$ -

As at December 31, 2011, no common share purchase warrants were outstanding:

9.	Commitments
a)	On September 15, 2008, the Company entered into a consulting agreement with the former employee for administrative services. Pursuant to the agreement, the Company agreed to pay the former employee $6,800 per month. During the year ended December 31, 2011, this agreement was terminated.
b)	On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009, and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,627. On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one months written notice. As at December 31, 2011, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,320.
c)	On October 15, 2009, the Company entered into a license agreement with a licensee to grant a non-exclusive license to use, market and sell the Company’s intellectual property for a period of two years. License and royalty fees are to be determined prior to the first sale. On March 14, 2011, the license agreement was terminated.

Environmental Control Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in Canadian Dollars)

9. Commitments (continued)

d)	On September 1, 2011, the Company entered into a consulting agreement with a consultant of the Company. Pursuant to the agreement, the Company agreed to pay the consultant $1,500 per month. This agreement may be terminated upon three months prior written notice.
10.	Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 35% (2010 – 35%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery as reported is as follows:

	Year Ended December 31, 2011 $	Year Ended December 31, 2010 $

Income tax recovery computed at the statutory rate	92,109	84,025
Permanent differences	(27,236)	(20,766)
Change in valuation allowance	(64,873)	(63,259)

Income tax recovery	–	–

Significant components of the Company’s deferred income tax assets as at December 31, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	December 31, 2011 $	December 31, 2010 $

Deferred income tax assets
Cumulative net operating losses	462,449	397,575
Valuation allowance	(462,449)	(397,575)

Net deferred income tax assets	–	–

The Company has net operating loss carryforwards of $1,321,283 which expire commencing in 2028.

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2011, the end of the period covered by this annual report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer, principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm due to temporary rules of the SEC that permit us to provide only the conclusions to management’s report in this annual report.

Changes in Internal Control

During the fiscal year ended December 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Gary Bishop	Chairman, Chief Executive Officer, Chief Financial Officer and Director	51	September 22, 2006
Nils Rodeblad	Director	66	September 22, 2006
Michael J. Mugford	Director	44	September 22, 2006
Edward P. Noonan	Director	71	September 22, 2006
Bert Hickman	Vice President	44	September 22, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gary Bishop, Chairman, Chief Executive Officer, Chief Financial Officer and Director

Mr. Bishop was appointed as our Chief Financial Officer and Director on September 22, 2006 and as Chairman and Chief Executive Officer on June 13, 2011. He is currently the Vice-President, Finance and Chief Financial Officer of the Hickman Group of Companies.

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

Bert Hickman, Vice President

Bert Hickman is President of Hickman Automotive Group. The Group includes: five Hickman Motors locations in St. John's, Gander, Clarenville, Burin and Carbonear (these are all General Motors Franchises representing Chevrolet, Buick, GMC, Cadillac); Hickman Chrysler Dodge Jeep ; Hickman Nissan,  Hickman Motors Truck Center (Mack, Volvo Heavy Duty Trucks)

Bert's record of service includes serving on the Board of Directors of the Better Business Bureau (BBB); Newfoundland and Labrador Crime Stoppers; and is past  Rotarian in the Rotary Club of St. John's East. He currently sits on the Board of Directors for the Janeway Children's Hospital Foundation. Also, Bert is Past-President of the St. John's Automobile Dealers Association.

None of our directors currently serve as directors of any other public company or any company registered as an investment company.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time; (GARY: Please confirm)
3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions (the “Senior Officers”), as well as our directors and employees. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote:

·	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;
·	compliance with applicable governmental laws, rules and regulations;
·	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and
·	accountability for adherence to the Code.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2011 our only standing committee of the board of directors was our audit committee.

Nomination Process

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of Gary Bishop, our Chief Financial Officer and director. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2011, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

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

Option Exercises

During our Fiscal year ended December 31, 2011, there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 16, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Estate of Albert E. Hickman 85 Rennie's Mill Road St. John's, Newfoundland A1C 3P9 Canada	2,416,464 Common Shares(2)	5.3%
Gary Bishop 5 Lamanch Place St. John's, Newfoundland A1E 4P6 Canada	Nil	0%
Nils Rodeblad 13 Dearhurst Place St. John's, Newfoundland A1G 1T8 Canada	Nil	0%
Michael J. Mugford 15365 Brookside Avenue West Vancouver, British Columbia V7W 1N2 Canada	1,861,452Common Shares(3)	4.1%
Edward P. Noonan 381 Pine Line Torbay, Newfoundland A1K 1A2 Canada	Nil	0%
Directors and Executive Officers as a Group(1)	4,277,916 Common Shares	9.4%
N.L. Catalysts Inc. 85 Kenmount Road St. John's, Newfoundland A1B 3N7 Canada	22,500,000 Common Shares(4)	49.1%
Hickman Motors Limited PO Box 8340, Stn A St. John's, Newfoundland A1B 3N7 Canada	2,401,464 Common Shares(5)	5.2%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 16, 2012. As of April 16, 2012, there were 45,569,068 shares of our company’s common stock issued and outstanding.
(2)	Includes 2,401,464 shares held by Hickman Motors, a company over which the Estate of Mr. Hickman has shared voting and investment power and 15,000 shares held by the Estate of Mr. Hickman directly.
(3)	These shares are held by MJM Enterprises Ltd., a company over which Mr. Mugford has sole voting and investment power.
(4)	The shares of N.L. Catalysts Inc. are held as follows: 20.05% in a blind trust over which Edward P. Noonan, our Director, has sole voting and investment power; 18.02% by Banco Holdings, a company over which Nils Rodeblad, our Director, has sole voting and investment power; 9.01% by Gary Bishop, our Chief Financial Officer and Director, 25% by 51644 Newfoundland and Labrador Inc., a company over which Albert Hickman has voting and investment power; and the remaining 27.92% held by other investors.
(5)	Albert E. Hickman, our President, Chief Executive Officer and Director, has shared voting and investment power over 2,401,464 shares held by Hickman Motors Limited.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

On August 29, 2011, we entered into a convertible debenture agreement with a company controlled by our vice president. We received $100,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of our common stock at a conversion price of US$0.025 per share. As at September 30, 2011, the carrying value of the convertible debenture was $100,655. We can repay any portion of the loan and accrued interest at any time without penalty

Director Independence

 We currently act with four (4) directors, consisting of Gary Bishop, Nils Rodeblad, Michael J. Mugford and Edward P. Noonan. We have determined that Niles Rodeblad, Michael J. Mugford and Edward P. Noonan are each an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2011 $	December 31, 2010 $
Audit Fees	20,750	20,250
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	20,750	20,250

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors)(Comment: Is this not Gary only?); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

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

 PART IV

Item 15. Exhibits, Financial Statement Schedules

b)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document
(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005).
(10)	Material Contracts
10.1	Contribution Agreement with National Research Council of Canada Industrial Research Program (incorporated by reference from our Current Report on Form 8-K February 4, 2009).
10.2	Convertible Loan Agreement with 51644 Newfoundland and Labrador Inc. dated April 21, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 16, 2011).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008).
(21)	Subsidiaries of the Registrant
21.1	Environmental Control Corporation
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Principal Executive Officer.
(32)	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer.
(101)**	Interactive Data File (Form 10-K for the year ended December 31, 2011 furnished in XBRL).
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

ENVIRONMENTAL CONTROL CORP.
(Registrant)
Dated: April 24, 2012	/s/ Gary Bishop
Gary Bishop
Chairman, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 24, 2012	/s/ Gary Bishop
Gary Bishop
Chairman, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: April 24, 2012	/s/ Nils Rodeblad
Nils Rodeblad
Director
Dated: April 24, 2012	/s/ Michael J. Mugford
Michael J. Mugford
Director
Dated: April 24, 2012	/s/ Edward P. Noonan
Edward P. Noonan
Director

