Form 10-Q
period 2012-03-31
ENVIRONMENTAL CONTROL CORP.
filed 2012-05-15
CIK 1284454

                                                                                                   UNITED STATES

                                                                     SECURITIES AND EXCHANGE COMMISSION

                                                                                          Washington, D.C. 20549

                                                                          Form 10-Q

                  (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-120682

ENVIRONMENTAL CONTROL CORP.
(Exact name of registrant as specified in its charter)
Nevada				20-3626387
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
85 Kenmount Road, St. John's, Newfoundland, Canada				A1B 3N7
(Address of principal executive offices)				(Zip Code)
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
45,569,068 common shares issued and outstanding as of May 15, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended March 31, 2012 form part of this quarterly report.  Unless otherwise specified our financial statements are expressed in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)
	March 31,	December 31,
	2012	2011
	$	$
	(unaudited)
ASSETS

Current Assets
Cash	25,289	30,516
Amounts receivable	33,523	32,773

Total Current Assets	58,812	63,289

Property and equipment (Note 3)	6,036	6,447

Total Assets	64,848	69,736

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	42,429	38,688
Accrued liabilities	10,591	2,579
Accrued convertible interest payable to related parties (Note 5)	70,216	64,254
Advances from related parties (Note 6(a))	26,906	26,906

Total Current Liabilities	150,142	132,427

Accrued convertible interest payable (Note 7)	9,333	8,247
Accrued convertible interest payable to related party	20,910	15,459
Convertible debenture (Note 7)	31,563	31,490
Convertible debentures issued to related parties (Note 5)	495,085	492,299
Advances from related parties (Note 6(b))	24,938	25,425

Total Liabilities	731,971	705,347

Contingencies and Commitments (Notes 1 and 8)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, US$0.001 par value;
45,569,068 shares issued and outstanding (December 31, 2011 – 45,569,068 shares)	52,810	52,810

Additional paid-in capital	1,714,358	1,714,358

Common stock to be issued (Note 8(a))	2,320	2,320

Deficit accumulated during the development stage	(2,436,611)	(2,405,099)

Total Stockholders’ Deficit	(667,123)	(635,611)

Total Liabilities and Stockholders’ Deficit	64,848	69,736

The accompanying notes are an integral part of these financial statements.

4

Environmental Control Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)
	Accumulated
	From March 6,
	1999 (Date of	For the Three	For the Three
	Inception)	Months Ended	Months Ended
	to March 31,	March 31,	March 31,
	2012	2012	2011
	$	$	$

Revenue	-	-	-

Expenses
Depreciation	20,331	411	542
Foreign exchange (gain) loss	(32,819)	(8,394)	(9,549)
General and administrative (Note 4)	1,795,178	16,507	53,109
Research and development	82,435	0	2,619

Total Operating Expenses	1,865,125	8,524	46,721

Loss From Operations	(1,865,125)	(8,524)	(46,721)

Other Expenses
Accretion of discounts on convertible debentures	(413,353)	(10,811)	(7,624)
Interest expense	(143,253)	(12,177)	(9,463)
Writeoff of income tax receivable	(14,880)	-	-

Total Other Expenses	(571,486)	(22,988)	(17,087)

Net Loss for the Period	(2,436,611)	(31,512)	(63,808)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)

Weighted Average Shares Outstanding		45,569,000	45,569,000

The accompanying notes are an integral part of these financial statements.

Environmental Control Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)
	Accumulated
	From March 6,
	1999 (Date of	For the Three	For the Three
	Inception)	Months Ended	Months Ended
	to March 31,	March 31,	March 31,
	2012	2012	2011
	$	$	$
Operating Activities

Net loss for the period	(2,436,611)	(31,512)	(63,808)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	413,353	10,811	7,624
Depreciation	20,331	411	542
Stock-based compensation	239,058	-	-
Foreign exchange loss	(44,214)	(8,393)	5,279

Changes in operating assets and liabilities:
Amounts receivable	(32,703)	(750)	(5,286)
Prepaid expenses	1,125	-	-
Accounts payable and accrued liabilities	(15,064)	12,029	12,051
Accrued convertible interest payable	142,280	12,177	9,463

Net Cash Used In Operating Activities	(1,712,445)	(5,227)	(34,135)

Investing Activities
Purchase of equipment	(13,617)	-	-
Net cash acquired on business acquisition	178,365	-	-

Net Cash Provided by Investing Activities	164,748	-	-

Financing Activities
Proceeds from convertible debt	700,471	-	-
Proceeds from issuance of shares	505,953	-	-
Proceeds from related parties	366,562	-	-

Net Cash Provided by Financing Activities	1,572,986	-	-

Increase (Decrease) in Cash	25,289	(5,227)	(34,135)

Cash - Beginning of Period	-	30,516	39,384

Cash - End of Period	25,289	25,289	5,249

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Environmental Control Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

1.	Nature of Business and Continuance of Operations

Environmental Control Corp. (the “Company”) was incorporated in the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc. and, effective April 13, 2006, changed its name to Environmental Control Corp. Boss Minerals, Inc.’s initial operations included the acquisition and exploration of mineral resources

On March 20, 2006, management changed its primary business focus to that of development of emission control devices for small spark ignition combustion engines. On March 20, 2006, the Company entered into an Asset Acquisition Agreement (the “Agreement”) to acquire the principal assets of Environmental Control Corp. (“ECC”), a private Canadian based company. The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. On April 4, 2006, the Company authorized a 5:1 stock split to be applied retroactively. In addition, the Company increased its authorized share capital to 200,000,000 common shares. All share amounts stated herein have been restated to reflect the stock split. On February 26, 2007, the acquisition of the business of ECC was completed through the issuance of 22,500,000 shares of common stock. Prior to the acquisition of ECC, the Company was a non-operating shell company. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of ASC 805, Business Combinations. Under recapitalization accounting, ECC was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed were reported at their historical amounts. These financial statements include the accounts of the Company since the effective date of the recapitalization (February 26, 2007) and the historical accounts of the business of ECC since inception on March 6, 1999.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2012, the Company has a working capital deficiency of $91,330 and has incurred losses totalling $2,436,611 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Management estimates expenditures of approximately $40,000 for research and development activities, and approximately $210,000 for other operational costs over the next twelve months. The Company had $25,289 in cash on hand at March 31, 2012. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives

2. Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. The Company’s fiscal year end is December 31

b)	Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10K filed April 25, 2012 with the SEC

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2012, and the results of its operations and cash flows for the three month periods ended March 31, 2012 and 2011. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year

c)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of receivables and investment tax credit receivable, deferred income tax asset valuation allowances, stock-based compensation and financial instrument valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2012 as follows:

Fair Value Measurements Using
		Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance as of March 31, 2012

Assets:
	Cash	$25,289	–	–	$25,289

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk

f)	Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2012, the Company had 15,003,834 potentially dilutive securities outstanding.

g)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j) Property and Equipment

Property and equipment consists of office furniture, equipment, and computer equipment which are recorded at cost. Office furniture is amortized on a declining-balance basis at 20% per annum, equipment is amortized on a declining-balance basis at 30% per annum, and computer equipment is amortized on a declining-balance basis at 30% per annum

k) Long-lived Assets

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

	The Company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when the Company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on the Company’s collection history. As at March 31, 2012, the Company has $Nil in investment tax credits receivable (December 31, 2011 - $Nil). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded

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

3.	Property and Equipment

				March 31,	December 31,
				2012	2011
			Accumulated	Net Carrying	Net Carrying
		Cost	Amortization	Value	Value
		$	$	$	$

	Equipment	13,617	10,805	2,812	3,040
	Computer equipment	3,283	2,808	475	513
	Office furniture	9,467	6,718	2,749	2,894

		26,367	20,331	6,036	6,447

4.	Related Party Transactions

	During the three months ended March 31, 2012, the Company recognized $Nil (2011 – $4,200) for rent due to a company controlled by a director of the Company. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related parties

5. Convertible Debentures Issued to Related Parties

a)	On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at March 31, 2012, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $34,202 and $13,321, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

b)	On October 16, 2008, the Company entered into a convertible debenture agreement with the former President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at March 31, 2012, the carrying values of the convertible debenture and accrued convertible interest thereon were $44,261 and $17,244, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

c)	On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received US$202,920 ($250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the loan are to be used to further advance current business development and marketing initiatives, and to complete testing. The loan amount is secured against intellectual property rights owned by the Company. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$101,460 ($125,000) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$101,460 ($125,000). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$202,920. As at March 31, 2012, the carrying value of the convertible debenture and accrued convertible interest thereon were $155,519 and $39,651, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

d)	On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the former President of the Company. The Company received US$50,000 ($52,550) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.05 per share. As at March 31, 2012, the carrying value of the convertible debenture and accrued convertible interest thereon were $49,875 and $11,218, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

e)	On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at March 31, 2012, the carrying value of the convertible debenture and accrued interest thereon were $48,040 and $3,562, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

f)	On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at March 31, 2012, the carrying value of the convertible debenture and accrued interest thereon were $35,641 and $1,671, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

g)	On April 21, 2011, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $28,571 as additional paid-in capital and reduced the carrying value of the convertible debenture to $21,429. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at March 31, 2012, the carrying value of the convertible debenture was $27,547. The Company can repay any portion of the loan and accrued interest at any time without penalty.

h)	On August 29, 2011, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $100,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.025 per share. As at March 31, 2012, the carrying value of the convertible debenture and accrued interest thereon were $100,000 and $4,459, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

6. Advances From Related Parties

a)	On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at March 31, 2012, the Company owed this company $1,906 (December 31, 2011 - $1,906) for payment of expenses on behalf of the Company

b)	On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at March 31, 2012, the loan payable was $24,938 (December 31, 2011 - $25,425) after translation into Canadian dollars

7. Convertible Debenture

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received US$50,000 ($51,850) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$21,429 ($22,221) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$28,571 ($29,629). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at March 31, 2012, the carrying values of the convertible debenture and accrued convertible interest thereon were $31,563 and $9,333, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

8. Commitments

a)	On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009, and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock at a value of $2,627. On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one months written notice. As at March 31, 2012, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,320

b)	On September 1, 2011, the Company entered into a consulting agreement with a consultant of the Company. Pursuant to the agreement, the Company agreed to pay the consultant $1,500 per month. This agreement may be terminated upon three months prior written notice

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

Over the next 12 months we plan to establish new relationships with potential clients and to translate both new and existing relationships into sales. We also intend to investigate new industry partnerships with engine manufacturers, parts suppliers and producers of both on-road and non-road vehicles to expedite the deployment of the technology in industry. We will continue to pursue marketing activities on an international scale.

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

On August 29, 2011, we entered into a convertible debenture agreement with a company controlled by our vice president. We received $100,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of our common stock at a conversion price of US$0.025 per share. As at March 31, 2012, the carrying value of the convertible debenture was $100,000. We can repay any portion of the loan and accrued interest at any time without penalty

Cash Requirements

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

Critical Accounting Policies

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our company’s audited financial statements and notes thereto for the year ended December 31, 2011, included in our company’s Annual Report on Form 10K filed April 25, 2012 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company’s financial position at March 31, 2012, and the results of its operations and cash flows for the three month periods ended March 31, 2012 and 2011. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. Our company’s fiscal year end is December 31.

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

Assets measured at fair value on a recurring basis were presented on our company’s balance sheet as of March 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Balance as of March 31, 2012
Assets:
Cash	$25,289	$	Nil	$	Nil	$25,289

Our company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

Earnings (Loss) Per Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2012, our company had 15,003,834 potentially dilutive securities outstanding.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012 and 2011, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Investment Tax Credits

Our company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when our company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on our company’s collection history. As at March 31, 2012, our company has $Nil in investment tax credits receivable (December 31, 2011 - $Nil). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

Going Concern

As of March 31, 2012, we have accumulated losses of $2,436,611 since inception, we have a working capital deficiency of $91,330 and have earned no revenues since inception. We rely upon the sale of our common stock to fund our operations. We may not generate any revenues in the future and if we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Results of Operations

Three Months Ended March 31, 2012 and March 31, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2012, which are included herein.

Our operating results for the three months ended March 31, 2012, for the three months ended March 31, 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011		Change Between Three Month Period Ended March 31, 2012 and March 31, 2011
Revenue	$	Nil	$	Nil	$	Nil
Depreciation		$411		$542		$(131)
Foreign exchange loss (gain)		$(8,394)		$(9,849)		$1,155
General and administrative		$16,507		$53,109		$(36,602)
Research and development	$	Nil		$2,619	$	Nil
Accretion of discounts on convertible debentures		$(10,811)		$(7,624)		$3,187
Interest expense		$(12,177)		$(9,463)		$2,714
Net (Loss)		$(22,988)		$(17,087)		$5,901

Our accumulated losses increased to $2,436,611 as of March 31, 2012. Our financial statements report a net loss of $22,988 for the three month period ended March 31, 2012 compared to a net loss of $17,087 for the three month period ended March 31, 2011. Our losses have increased primarily as a result of increases in accretion of discounts on convertible debentures and interest expense.

Liquidity and Financial Condition

Working Capital

	At March 31, 2012	At December 31, 2011
Current assets	$58,812	$63,289
Current liabilities	$150,142	$132,427
Working capital (deficit)	$(91,330)	$(69,138)

Our total current liabilities as of March 31, 2012 were $150,142 as compared to total current liabilities of $132,427 as of December 31, 2011. The increase was primarily due to an increase in accounting fees payable.

Cash Flows

	At March 31, 2012		At March 31, 2011
Net cash used in operating activities		$5,227		$34,135
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities	$	Nil	$	Nil
Net increase (decrease) in cash during period		$(5,227)		$(34,135)

Operating Activities

Net cash used by operating activities was $5,227 in the three months ended March 31, 2012 compared with net cash used by operating activities of $34,135 in the three months ended March 31, 2011. The decrease in use of cash of $28,908 in operating activities is mainly attributed to increase in general and administrative expenses.

Investing Activities

Net cash used in investing activities was $Nil in the three months ended March 31, 2012 compared to net cash used in investing activities of $Nil in the three months ended March 31, 2011.

Financing Activities

Net cash provided by financing activities was $Nil in the three months ended March 31, 2012 compared to $Nil provided by financing activities in the three months ended March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Mine Safety Disclosures

Not applicable.

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

ENVIRONMENTAL CONTROL CORP. (Registrant)

Dated: May 15, 2012	By:	/s/ Gary Bishop
Gary Bishop
Chairman, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

