Form 10-Q
period 2012-06-30
ENVIRONMENTAL CONTROL CORP.
filed 2012-08-20
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-120682
ENVIRONMENTAL CONTROL CORP.
(Exact name of registrant as specified in its charter)
Nevada				20-3626387
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
85 Kenmount Road, St. John's, Newfoundland, Canada				A1B 3N7
(Address of principal executive offices)				(Zip Code)
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
45,569,068 common shares issued and outstanding as of August 20, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended June 30, 2012 form part of this quarterly report.  Unless otherwise specified our financial statements are expressed in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

Environmental Control Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in Canadian Dollars)
	June 30,	December 31,
	2012	2011
	$	$
	(unaudited)
ASSETS

Current Assets
Cash	737	30,516
Amounts receivable	37,051	32,773

Total Current Assets	37,788	63,289

Property and equipment (Note 3)	5,652	6,447

Total Assets	43,440	69,736

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	54,700	38,688
Accrued liabilities	1,652	2,579
Accrued convertible interest payable to related parties (Note 5)	79,009	64,254
Advances from related parties (Note 6(a))	26,906	26,906

Total Current Liabilities	162,267	132,427

Accrued convertible interest payable (Note 7)	10,795	8,247
Accrued convertible interest payable to related party (Note 5)	27,808	15,459
Convertible debenture (Note 7)	33,001	31,490
Convertible debentures issued to related parties (Note 5)	508,409	492,299
Advances from related parties (Note 6(b))	25,453	25,425

Total Liabilities	767,733	705,347

Contingencies and Commitments (Notes 1 and 8)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, US$0.001 par value;
45,569,068 shares issued and outstanding (December 31, 2011 – 45,569,068 shares)	52,810	52,810

Additional paid-in capital	1,714,358	1,714,358

Common stock to be issued (Note 8(a))	2,320	2,320

Deficit accumulated during the development stage	(2,493,781)	(2,405,099)

Total Stockholders’ Deficit	(724,293)	(635,611)

Total Liabilities and Stockholders’ Deficit	43,440	69,736

Environmental Control Corp.
(A Development Stage Company)
Statement of Operations
(Expressed in Canadian Dollars)
(Unaudited)
	Accumulated
	From March 6,
	1999 (Date of	For the Three	For the Three	For the Six	For the Six
	Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2012	2011	2012	2011
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses
Depreciation	20,715	384	505	795	1,047
Foreign exchange (gain) loss	(23,440)	9,379	(1,949)	985	(11,498)
General and administrative (Note 4)	1,819,184	24,006	50,792	40,513	103,901
Research and development	82,435	-	-	-	2,619

Total Operating Expenses	1,898,894	33,769	49,348	42,293	96,069

Loss From Operations	(1,898,894)	(33,769)	(49,348)	(42,293)	(96,069)

Other Expenses
Accretion of discounts on convertible debentures	(423,497)	(10,144)	(8,671)	(20,955)	(16,295)
Interest expense	(156,510)	(13,257)	(9,410)	(25,434)	(18,873)
Write off of income tax receivable	(14,880)	-	-	-	-

Total Other Expenses	(594,887)	(23,401)	(18,081)	(46,389)	(35,168)

Net Loss for the Period	(2,493,781)	(57,170)	(67,429)	(88,682)	(131,237)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding		45,569,000	45,569,000	45,569,000	45,569,000

Environmental Control Corp.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)
	Accumulated
	From March 6,
	1999 (Date of	For the Six	For the Six
	Inception)	Months Ended	Months Ended
	to June 30,	June 30,	June 30,
	2012	2012	2011
	$	$	$
Operating Activities

Net loss for the period	(2,493,781)	(88,682)	(131,237)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	423,497	20,955	16,295
Depreciation	20,715	795	1,047
Stock-based compensation	239,058	-	28,571
Foreign exchange (gain) loss	(35,586)	235	(24,845)

Changes in operating assets and liabilities:
Amounts receivable	(36,231)	(4,278)	(9,285)
Prepaid expenses	1,125	-	-
Accounts payable and accrued liabilities	(11,331)	15,762	19,007
Accrued convertible interest payable	155,537	25,434	18,873

Net Cash Used In Operating Activities	(1,736,997)	(29,779)	(81,574)

Investing Activities
Purchase of equipment	(13,617)	-	-
Net cash acquired on business acquisition	178,365	-	-

Net Cash Provided by Investing Activities	164,748	-	-

Financing Activities
Proceeds from convertible debt	700,471	-	50,000
Proceeds from issuance of shares	505,953	-	-
Proceeds from related parties	366,562	-	-

Net Cash Provided by Financing Activities	1,572,986	-	50,000

Increase (Decrease) in Cash	737	(29,779)	(31,574)

Cash – Beginning of Period	-	30,516	39,384

Cash – End of Period	737	737	7,810

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2012, the Company has a working capital deficiency of $124,479 and has incurred losses totaling $2,493,781 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates expenditures of approximately $10,000 for research and development activities, and approximately $240,000 for other operational costs over the next twelve months. The Company had $737 in cash on hand at June 30, 2012. The Company currently has no revenues and must rely on debt financing and the sale of equity securities to fund operations. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2012, and the results of its operations and cash flows for the three month and six month periods ended June 30, 2012 and 2011. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of receivables, deferred income tax asset valuation allowances, stock-based compensation and financial instrument valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2012 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
				Balance as of June 30, 2012

Assets:
Cash	$737	–	–	$737

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2012, the Company has 15,003,834 potentially dilutive securities outstanding.

g)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when the Company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on the Company’s collection history. As at June 30, 2012, the Company has $Nil in investment tax credits receivable (December 31, 2011 - $Nil). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

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

3	.	Property and Equipment

			June 30,	December 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Equipment	13,617	11,016	2,601	3,040
Computer equipment	3,283	2,844	439	513
Office furniture	9,467	6,855	2,612	2,894

	26,367	20,715	5,652	6,447

4.		Related Party Transactions

During the six months ended June 30, 2012, the Company recognized $Nil (2011 – $8,400) for rent due to a company controlled by a director of the Company. The transaction was in the normal course of operations and was recorded at the exchange amount, which is the amount agreed upon by the related parties.

5.		Convertible Debentures Issued to Related Parties

	a)	On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received US$36,376 ($36,960) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to acquire certain patents and intellectual property rights and the loan amount is secured against such intellectual property. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$6,419 ($6,523) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$29,957 ($30,437). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$36,376. As at June 30, 2012, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $35,302 and $14,519, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

	b)	On October 16, 2008, the Company entered into a convertible debenture agreement with the former President of the Company. The Company received US$50,000 ($59,110) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds of the loan are to be used to repay an outstanding loan and to further business development and research and development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$14,286 ($16,889) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$35,714 ($42,221). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at June 30, 2012, the carrying values of the convertible debenture and accrued convertible interest thereon were $45,996 and $18,870, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

	c)	On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received US$202,920 ($250,000) which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Proceeds from the loan are to be used to further advance current business development and marketing initiatives, and to complete testing. The loan amount is secured against intellectual property rights owned by the Company. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$101,460 ($125,000) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$101,460 ($125,000). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$202,920. As at June 30, 2012, the carrying value of the convertible debenture and accrued convertible interest thereon were $163,208 and $45,620, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

d)	On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the former President of the Company. The Company received US$50,000 ($52,550) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.05 per share. As at June 30, 2012, the carrying value of the convertible debenture and accrued convertible interest thereon were $50,905 and $12,719, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

e)	On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at June 30, 2012, the carrying value of the convertible debenture and accrued interest thereon were $48,207 and $4,808, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

f)	On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at June 30, 2012, the carrying value of the convertible debenture and accrued interest thereon were $36,297 and $2,918, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

g)	On April 21, 2011, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $28,571 as additional paid-in capital and reduced the carrying value of the convertible debenture to $21,429. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As at June 30, 2012, the carrying value of the convertible debenture and accrued interest thereon were $28,494 and $959 respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

h)	On August 29, 2011, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $100,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.025 per share. As at June 30, 2012, the carrying value of the convertible debenture and accrued interest thereon were $100,000 and $6,404, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

6.		Advances From Related Parties

	a)	On December 9, 2008, the Company received $25,000 from a company controlled by the President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As at June 30, 2012, the Company owed this company $1,906 (December 31, 2011 - $1,906) for payment of expenses on behalf of the Company.

	b)	On September 5, 2008, the Company entered into a loan agreement with a company controlled by the President of the Company. The Company received US$25,000 ($26,388) which is non-interest bearing and is due five years from the advancement date. As at June 30, 2012, the loan payable was $25,453 (December 31, 2011 - $25,425) after translation into Canadian dollars.

7.		Convertible Debenture

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received US$50,000 ($51,850) which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of US$0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of US$21,429 ($22,221) as additional paid-in capital and reduced the carrying value of the convertible debenture to US$28,571 ($29,629). The carrying value will be accreted over the term of the convertible debenture up to its face value of US$50,000. As at June 30, 2012, the carrying values of the convertible debenture and accrued convertible interest thereon were $33,001 and $10,795, respectively, after translation into Canadian dollars. The Company can repay any portion of the loan and accrued interest at any time without penalty.

8,		Commitments

	a)	On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009, and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock at a value of $2,627. On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one months written notice. As at June 30, 2012, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,320.

	b)	On September 1, 2011, the Company entered into a consulting agreement with a consultant of the Company. Pursuant to the agreement, the Company agreed to pay the consultant $1,500 per month. This agreement was terminated during the six month period ended June 30, 2012.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Environmental Control Corp., and our wholly-owned subsidiary, Environmental Control Corporation, a private Canadian company, unless otherwise indicated.

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

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months
Sales and marketing expenses	$90,000
Research and development expenses	$10,000
General and administrative expenses	$150,000
Total	$250,000

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company’s financial position at June 30, 2012, and the results of its operations and cash flows for the three and six month periods ended June 30, 2012 and 2011. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars. Our company’s fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the recoverability of receivables, deferred income tax asset valuation allowances, stock-based compensation and financial instrument valuations. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Assets measured at fair value on a recurring basis were presented on our company’s balance sheet as of June 30, 2012 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Balance as of June 30, 2012
Assets:
Cash	$737	$	Nil	$	Nil	$737

Our company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

Earnings (Loss) Per Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2012, our company has 15,003,834 potentially dilutive securities outstanding.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012 and 2011, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Investment Tax Credits

Our company incurs research and development expenditures that may qualify for investment tax credits recoverable from Canadian tax authorities. Investment tax credits are accounted for using the cost reduction approach. Under this approach, investment tax credits received or receivable are deducted from research and development expenditures when our company has made the qualifying expenditures, provided that there is reasonable assurance that the credits will be realized. Realization is assessed based on our company’s collection history. As at June 30, 2012, our company has $Nil in investment tax credits receivable (December 31, 2011 - $Nil). The investment tax credits must be examined and approved by the tax authorities and the amounts granted may differ from the amounts recorded.

Going Concern

As of June 30, 2012, we have accumulated losses of $2,493,781 since inception, we have a working capital deficiency of $124,479 and have earned no revenues since inception. We rely upon the sale of our common stock to fund our operations. We may not generate any revenues in the future and if we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Results of Operations

Three Months Ended June 30, 2012 and June 30, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2012, which are included herein.

Our operating results for the three months ended June 30, 2012 and June 30, 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Change Between Three Month Period Ended June 30, 2012 and June 30, 2011
Revenue	$	Nil	$	Nil	$	Nil
Depreciation		$384		$505		$(121)
Foreign exchange loss (gain)		$9,379		$(1,949)		$11,328
General and administrative		$24,006		$50,792		$(26,786)
Research and development	$	Nil	$	Nil	$	Nil
Accretion of discounts on convertible debentures		$(10,144)		$(8,671)		$(1,473)
Interest expense		$(13,257)		$(9,410)		$(3,847)
Net (Loss)		$(57,170)		$(67,429)		$10,259

Our accumulated losses were $2,493,781 as of June 30, 2012. Our financial statements report a net loss of $57,170 for the three month period ended June 30, 2012 compared to a net loss of $67,429 for the three month period ended June 30, 2011. Our losses have decreased primarily as a result of a decrease in general and administrative expenses.

Six Months Ended June 30, 2012 and June 30, 2011

Our operating results for the six months ended June 30, 2012 and June 30, 2011 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Change Between Six Month Period Ended June 30, 2012 and June 30, 2011
Revenue	$	Nil	$	Nil	$	Nil
Depreciation		$795		$1,047		$(252)
Foreign exchange loss (gain)		$985		$(11,498)		$12,483
General and administrative		$40,513		$103,901		$(63,388)
Research and development	$	Nil		$2,619		$(2,619)
Accretion of discounts on convertible debentures		$(20,955)		$(16,295)		$(4,660)
Interest expense		$(25,434)		$(18,873)		$(6,561)
Net (Loss)		$(88,682)		$(131,237)		$42,555

Our financial statements report a net loss of $88,682 for the six month period ended June 30, 2012 compared to a net loss of $131,237 for the six month period ended June 30, 2011. Our losses have decreased primarily as a result of decreased general and administrative expenses.

Liquidity and Financial Condition

Working Capital

	At June 30, 2012	At December 31, 2011
Current assets	$37,788	$63,289
Current liabilities	$162,267	$132,427
Working capital (deficit)	$(124,479)	$(69,138)

Our total current liabilities as of June 30, 2012 were $162,267 as compared to total current liabilities of $132,427 as of December 31, 2011. The increase was primarily due to increases in accounts payable and accrued convertible interest payable to related parties.

Cash Flows

	At June 30, 2012		At June 30, 2011
Net cash used in operating activities		$29,779		$81,574
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities	$	Nil		$50,000
Net increase (decrease) in cash during period		$(29,779)		$(31,574)

Operating Activities

Net cash used by operating activities was $29,779 in the six months ended June 30, 2012 compared with net cash used by operating activities of $81,574 in the six months ended June 30, 2011. The decrease in use of cash of $51,795 in operating activities is mainly attributed to decreases in depreciation, stock-based compensation, amounts receivable and accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $Nil in the six months ended June 30, 2012 compared to net cash used in investing activities of $Nil in the six months ended June 30, 2011.

Financing Activities

Net cash provided by financing activities was $Nil in the six months ended June 30, 2012 compared to $50,000 provided by financing activities in the six months ended June 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005)
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 4, 2005)
(10)	Material Contracts
10.1	Asset Acquisition Agreement with Boss Minerals Inc. dated March 20, 2006 (incorporated by reference to our Current Report on Form 8-K filed on May 19, 2006)
10.2	Contribution Agreement with National Research Council of Canada Industrial Research Program dated November 14, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2009)
10.3	Convertible Loan Agreement with 51644 Newfoundland and Labrador Inc. dated April 21, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 16, 2011)
(21)	Subsidiaries of the Registrant
21.1	Environmental Control Corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
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

ENVIRONMENTAL CONTROL CORP. (Registrant)

Dated: August 20, 2012	By:	/s/ Gary Bishop
Gary Bishop
Chairman, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

