Form 10-Q/A
period 2012-06-30
ENVIRONMENTAL CONTROL CORP.
filed 2012-09-12
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment is being filed solely to provide the updated XBRL Interactive Data Files to include the detailed tagging required to be filed with the June 30, 2012 quarterly report. There were no changes made to any of the disclosures in the original report filed on August 14, 2012.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CONTROL CORP. (Registrant)

Dated: September 11, 2012	By:	/s/ Gary Bishop
Gary Bishop
Chairman, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

2