Form 10-Q
period 2020-03-31
ENVIRONMENTAL CONTROL CORP.
filed 2020-07-20
CIK 1284454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 333-206764

ENVIRONMENTAL CONTROL CORP.
(Name of Small Business Issuer in its charter)

Nevada	20-3626387
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

Apt 1-1-2 Bawangsi Street, Dadong District Shenyang, 110000

Address of registrant’s principal executive offices

86 13904036899

Issuer’s telephone number

______________________________________

 (Former name, former address and former

fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐  No

At July 14, 2020, there were 12,508,011 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL CONTROL CORP
BALANCE SHEETS (UNAUDITED)
	As of
	March 31,	December 31,
	2020	2019
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
Other Assets	-	-
TOTAL ASSETS	-	-
LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$53,804	$53,804
Accrued Liabilities	1,625	1,625
Accrued Interest - Convertible Debenture	49,368	48,118
Accrued Interest - Convertible Debenture--Related Parties	561,670	546,938
Advances from Related Parties	51,501	51,501
Convertible Debentures	50,000	50,000
Convertible Debentures - Related Parties	589,296	589,296
TOTAL LIABILITIES	1,357,264	1,341,282
COMMITMENTS AND CONTINGENCIES	$-	$-
STOCKHOLDER’S EQUITY
Common stock (200,000,000 shares authorized; $.001 par value; 105,569,068 shares issued and outstanding at March 31, 2020 and 2019)	111,945	111,945
Common Stock to be Issued	2,282	2,282
Additional Paid in Capital	1,599,855	1,599,855
Retained Earnings/(Accumulated Deficit)	(3,071,346)	(3,055,364)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(1,357,264)	(1,341,282)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$-	$-

Consolidated Financial Statements prepared by company management
See Notes to Consolidated Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,
	2020	2019
REVENUE:
Sales	$-	$-
Total Revenue	-	-

OPERATING EXPENSES:
Professional Fees	-	-
Consulting Fees	-	-
Other Selling, General and Admin	-	-
Total Costs and Expenses	-	-
Loss from Continuing Operations	-	-
OTHER INCOME (EXPENSE)
Interest Income	-	-
Interest Expense	(15,982)	(15,982)
NET LOSS BEFORE TAX	(15,982)	(15,982)
Provision for Income Tax	-	-
NET LOSS	(15,982)	(15,982)

Basic Loss per Common Share	$ *	$ *
Diluted Loss per Common Share	$ *	$ *

“*” = less than $.01

Consolidated Financial Statements prepared by company management
See Notes to Consolidated Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF CASH FLOWS (UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,982)	$(15,982)
Issuance of Common Stock for Services and Expenses	-	-
(Increase)/Decrease in Accounts Receivable	-	-
(Decrease) in Accounts Payable and Accruals	63,838	63,928
Due to Related Parties	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	47,856	47,946
CASH FLOWS TO/(FROM) INVESTING ACTIVITIES:
Purchases	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Contributions to Capital	20,325	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,325	-

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	68,181	47,946

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	68,181.00	47,946

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$0	$0
Taxes	$0	$0

Consolidated Financial Statements prepared by company management
See Notes to Consolidated Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

				Additional
	Common Stock			Paid-in	Accumulated	Total
	Shares	Amount	Amount	Capital	Deficit	Equity

Balances, December 31, 2019	105,569,068	$111,945	$2,282	$1,599,855	$(3,055,364)	$(1,341,282)

Contributions to pay for expenses	-	$0	$0	$0	$0	$0

Net Loss	-	$0	$0	$0	$(15,982)	$(15,982)
Balances, March 31, 2020	105,569,068	$111,945	$2,282	$1,599,855	$(3,071,346)	$(1,357,264)

Consolidated Financial Statements prepared by company management
See Notes to Consolidated Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

				Additional
	Common Stock			Paid-in	Accumulated	Total
	Shares	Amount	Amount	Capital	Deficit	Equity

Balances, December 31, 2018	105,569,068	$111,945	$2,282	$1,579,530	$(2,971,201)	$(1,277,444)

Contributions to pay for expenses	-	$0	$0	$0	$0	$0

Net Loss	-	$0	$0	$0	$(15,982)	$(15,982)
Balances, March 31, 2019	105,569,068	$111,945	$2,282	$1,579,530	$(2,987,183)	$(1,293,426)

Consolidated Financial Statements prepared by company management
See Notes to Consolidated Financial Statements

NOTE A—BUSINESS ACTIVITY

Environmental Control Corp. (the “Company”) was organized under the laws of the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc., and effective April 13, 2006, changed its name to Environmental Control Corp. The Company’s fiscal year end is December 31st.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $3,071,346 and cash used in operations of $20,325 at March 31, 2020.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the date when these financial statements were issued. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty.

To address these aforementioned, management has undertaken the following initiatives: 1) enter into discussions to secure additional equity funding from current or new shareholders; 2) undertake a program to continue to monitor the Company’s ongoing working capital requirements and minimum expenditure commitments; 3) continue their focus on maintaining an appropriate level of corporate overhead in line with the Company’s available cash resources.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial statements included herein were prepared under Generally Accepted Accounting Principles (GAAP).

All adjustments have been made which in the opinion of management are necessary, normal, and recurring in nature for presentation.

Interim filings should be read in conjunction with the Company’s annual report as of December 31, 2019.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition- The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all the following criteria are met:

(i)	persuasive evidence of an arrangement exists,
(ii)	the services have been rendered and all required milestones achieved,
(iii)	the sales price is fixed or determinable, and
(iv)	collectability is reasonably assured.

Comprehensive Income (Loss) - The Company reports Comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Deferred Taxes- The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2020, and 2019 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2020 and 2019.

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2020 and 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2020, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2020 and 2019.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on our accounting and disclosures.

January 2019, the FASB issued ASU 2016-02, Leases (Topic 842) – ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize, in the statement of financial position, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018 with a one-year deferral for Emerging Growth Companies, including interim periods within those fiscal years (i.e. January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all non-public business entities upon issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2020 and 2019.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 200,000,000 Common Shares at $.001 par value per share.

Total issued and outstanding shares of common stock is 105,569,068 and 105,569,068 as of March 31, 2020 and 2019, respectively.

Total capital contributions in the amount of $20,325 have been given to the Company to cover expenses incurred as of March 31, 2020.

NOTE F—RELATED PARTY TRANSACTIONS

The Company has paid $0 and $0 in management fees for the periods ending March 31, 2020 and 2019, respectively.

NOTE G—CONVERTIBLE DEBENTURES ISSUED TO RELATED PARTIES

a) On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $36,376 which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $6,419 as additional paid in capital and reduced the carrying value of the convertible debenture to $29,957. The carrying value was accreted over the term of the convertible debenture up to its face value of $36,376. As of March 31, 2020, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $36,376 and $42,472, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

b) On October 16, 2008, the Company entered into a convertible debenture agreement with the former President of the Company. The Company received $50,000 which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $14,286 as additional paid-in capital and reduced the carrying value of the convertible debenture to $35,714. The carrying value was accreted over the term of the convertible debenture up to its face value of $50,000. As of March 31, 2020, the carrying values of the convertible debenture and accrued convertible interest thereon were $50,000 and $57,311, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

c) On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received $202,920 which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $101,460 as additional paid-in capital and reduced the carrying value of the convertible debenture to $101,460. The carrying value was accreted over the term of the convertible debenture up to its face value of $202,920. As of March 31, 2020, the carrying value of the convertible debenture and accrued convertible interest thereon were $202,920 and $202,136, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

d ) On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the former President of the Company. The Company received $50,000 which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.05 per share. As of March 31, 2020, the carrying value of the convertible debenture and accrued convertible interest thereon were $50,000 and $51,161, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

e) On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0,035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As of March 31, 2020, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $43,479, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

NOTE G—CONVERTIBLE DEBENTURES ISSUED TO RELATED PARTIES (CONT’D)

f) On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0,035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As of March 31, 2020, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $41,620, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

g) On April 21, 2011, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $28,571 as additional paid-in capital and reduced the carrying value of the convertible debenture to $21,429. The carrying value has been accreted over the term of the convertible debenture up to its face value of $50,000. As of March 31, 2020, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $39,693, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

h) On August 29, 2011, the Company entered into a convertible debenture agreement with a company controlled by a former Vice President of the Company. The Company received $100,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $.025 per share. As of March 31, 2020, the carrying value of the convertible debenture and accrued interest thereon were $100,000 and $83,799, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

NOTE H—ADVANCES FROM RELATED PARTIES

a) On December 9, 2008, the Company received $25,000 from a company controlled by the former President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As of March 31, 2020, the Company owed this Company $1,501 for payment of expenses on behalf of the Company.

b) On September 5, 2008, the Company entered into a loan agreement with a company controlled by the former President of the Company. The Company received $25,000 which is non-interest bearing and is due five years from the advancement date. As of March 31, 2020, the loan payable was $25,000.

NOTE I—CONVERTIBLE DEBENTURE

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received $50,000 which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value was accreted over the term of the convertible debenture up to its face value of $50,000. As of March 31, 2020, the carrying values of the convertible debenture and accrued convertible interest thereon were $50,000 and $49,368, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

NOTE J—SHARE PURCHASE WARRANTS.

As of March 31, 2020, no common share purchase warrants were outstanding.

NOTE K—COMMITMENTS

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $ 1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of March 31, 2020, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

NOTE L—INCOME TAX

The Company provides for income taxes under (now included under Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2020 is approximately $3,071,000 and as of March 31, 2019 is $2,987,000 approximately. The total deferred tax asset is approximately $644,910 and $627,270 for the periods ending March 31, 2020 and 2019, respectively.

NOTE L—INCOME TAX (CONT’D)

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons: The Company is not obligated to pay State Income Taxes because it is a Nevada corporation. The Company does not currently have any tax returns open for examination.

NOTE M—SUBSEQUENT/MATERIAL EVENTS

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements and has determined no subsequent events have occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that our forward-looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; political and economic conditions; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

General Background of the Registrant

Environmental Control Corp. (“we,” “us,” the “Company” or like terms) was incorporated in the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc. to pursue the exploration and development of mining claims located in British Columbia, Canada. During the quarter ended June 30, 2004, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) to register shares of common stock for public resale by certain stockholders identified in the registration statement. Upon the effective date of the registration statement, the Company became subject to the reporting requirements of Section 12(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and commenced filing reports under the Exchange Act through the quarter ended June 30, 2012. In March 2006, the Company acquired the assets of Environmental Control Corporation, which developed vehicle emission control devices and filed a certificate of amendment to its articles of incorporation in April 2013 to change its name to Environmental Control Corp. The Company filed reports under the Exchange Act through the quarter ended June 30, 2012.

Business Objectives of the Registrant

As of the date of this report, we have no current operations. Management has determined to direct our efforts and limited resources to pursue potential new business opportunities through a combination with an operating or development stage company or an acquisition of assets. We do not intend to limit ourselves to a particular industry and we have not established any particular criteria upon which we shall consider and proceed with a business opportunity. We expect to utilize our capital stock, debt or a combination of capital stock and debt, in effecting a business transaction. It may be expected that entering into a business transaction will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

•	may reduce the equity interest of our existing stockholders;

•	may cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and

•	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Based on our current business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents. We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies. Our status as a blank check company and a shell company will impact our company and shareholders in many ways, including:

•	the application of Rule 419 to any public offering of securities we may undertake, which could make closing such an offering more difficult than if we were not subject to such rule;

•

the application of the “penny stock” rules to shares of our common stock, which provide for enhanced disclosures by broker-dealers to persons desiring to purchase our stock in the open market, which may diminish demand for our stock in the open market;

•	limitations on the availability of Rule 144 to our shareholders who hold restricted stock, which may render raising capital in private transactions more difficult; and

•	limitations on the availability of Form S-8 to register shares of common stock issuable to our employees and consultants.

Our management has broad discretion with respect to identifying and selecting a prospective business opportunity. We have not established any specific attributes or criteria (financial or otherwise) for a business opportunity and we may enter into a business combination with a development stage company, a distressed company or a foreign company engaged in any industry or we may purchase raw assets. Our management has never served in any capacity as management of a development stage public company that has consummated a business transaction such as that contemplated by us. Accordingly, our management may not successfully identify a prospective business opportunity or conclude a business transaction. In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters. Management intends to devote only as much time as it deems necessary to our affairs.

We anticipate that the selection of an appropriate business opportunity will be complex and extremely risky and we cannot assure you that we will be successful in concluding a transaction or if we do, that we will be successful thereafter. Our lack of financial and personnel resources may negatively impact our ability to consummate an attractive transaction or cause us to discontinue operations before we enter such a transaction.

We cannot assure you that we will be successful in concluding a business transaction. We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably. Moreover, we can offer no guarantee that we will achieve long-term or immediate short-term earnings from any business transaction.

Any entity with which we enter into a business transaction will be subject to numerous risks in connection with its operations. To the extent we affect a business transaction with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such companies. If we consummate a business transaction with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular opportunity, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Our management anticipates that our Company likely will affect only one business transaction, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019 (unaudited)

During the three months ended March 31, 2020 and 2019, the Company did not generate any revenue, incurred interest expenses of $15,982 and suffered a net loss of $15,982

Liquidity and Capital Resources

As of March 31, 2020, the Company had no assets and no liabilities. At December 31, 2019, the Company’s fiscal year end, the Company had no assets and no liabilities.

Cash Flows Provided by Operating Activities

During the quarter ended March 31, 2020, we had net positive cash flows from operating activities of $47,856 resulting from a decrease in accounts payable of $63,838 offset by a loss of $15,982, compared to net positive cash flows from operating activities of $47,946 resulting from a decrease in accounts payable of $63,928 offset by a loss of $15,982.

Cash Flows from Financing Activities

For the three months ended March 31, 2020 and 2019, net cash from financing activities were $20,325 and $0, respectively. The cash provided by financing activities during the 2020 period was a result of a contribution of capital by management n the amount of $20,325.

The Company has funded its operations from the proceeds of contributions or loans received from management, which is under no contractual obligation to loan or otherwise supply any capital to the Company. The Company has no present sources of capital or liquidity.

We do not expect to engage in any substantive activities unless and until such time as we enter into a business transaction, if ever. We are dependent upon interim funding provided by current management to pay the cost associated with being a public company, among other fees and expenses. Our current management has agreed orally to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

During the next twelve months, we anticipate incurring costs related to:

•	maintaining our corporate existence such as annual fees due to the State of Nevada;

•	filing periodic reports under the Exchange Act including filing accounting and legal fees; and

•	investigating and analyzing business opportunities and possibly consummating a business transaction.

These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business combination with a profitable operating company, if ever. We anticipate that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $20,000 within next 12 months, assuming we do not consummate a business combination.

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the date of this report.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2020 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL CONTROL CORP.

Date: July 20, 2020	By:	/s/ Chang Qi
	Name:	Chang Qi
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer

