Form 10-Q
period 2020-06-30
ENVIRONMENTAL CONTROL CORP.
filed 2020-10-29
CIK 1284454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Address of registrant's principal executive offices

86 13904036899

Issuer’s telephone number

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

At October 29, 2020, there were 12,508,011 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENVIRONMENTAL CONTROL CORP
BALANCE SHEETS (UNAUDITED)

	AS OF
	JUNE 30,	DECEMBER 31,
	2020	2019
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
Other Assets	-	-
TOTAL ASSETS	-	-
LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$53,804	$53,804
Accrued Liabilities	1,625	1,625
Accrued Interest - Convertible Debenture	50,618	48,118
Accrued Interest - Convertible Debenture--Related Parties	576,402	546,938
Advances from Related Parties	51,501	51,501
Convertible Debentures	50,000	50,000
Convertible Debentures - Related Parties	589,296	589,296
TOTAL LIABILITIES	1,373,246	1,341,282
COMMITMENTS AND CONTINGENCIES	$-	$-
STOCKHOLDER'S EQUITY
Common stock (200,000,000 shares authorized; $.001 par value; 105,569,068 shares issued and outstanding at June 30, 2020 and December 31, 2019)	111,945	111,945
Common Stock to be Issued	2,282	2,282
Additional Paid in Capital	1,599,855	1,599,855
Retained Earnings/(Accumulated Deficit)	(3,087,328)	(3,055,364)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,373,246)	(1,341,282)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

Consolidated Financial Statements prepared by company management
See Notes to Consolidated Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF OPERATIONS (UNAUDITED)

	FOR THE THREE				FOR THE SIX
	MONTHS ENDED JUNE 30,				MONTHS ENDED JUNE 30,
	2020		2019		2020		2019
REVENUE:
Sales		$-		$-		$-		$-
Total Revenue		-		-		-		-

OPERATING EXPENSES:
Professional Fees		-		8,500		-		8,500
Consulting Fees		-		9,000		-		9,000
Other Selling, General and Admin		-		1,150		-		1,150
Total Costs and Expenses		-		18,650		-		18,650
Loss from Continuing Operations		-		(18,650)		-		(18,650)
OTHER INCOME (EXPENSE)
Interest Income		-		-		-		-
Interest Expense		(15,982)		(15,982)		(31,964)		(31,964)
NET LOSS BEFORE TAX		(15,982)		(34,632)		(31,964)		(50,614)
Provision for Income Tax		-		-		-		-
NET LOSS		(15,982)		(34,632)		(31,964)		(50,614)

Basic Loss per Common Share	$	*	$	*	$	*	$	*
Diluted Loss per Common Share	$	*	$	*	$	*	$	*

"*"= less than $.01
Consolidated Financial Statements prepared by company management
See Notes to Consolidated Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

			Common	Additional
	Common Stock		Stock to	Paid-in	Accumulated	Total
	Shares	Amount	be issued	Capital	Deficit	Equity

Balances, December 31, 2019	105,569,068	$111,945	$2,282	$1,599,855	($3,055,364)	($1,341,282)

Contributions to pay for expenses	-	$0	$0	$0	$0	$0

Net Loss	-	$0	$0	$0	($31,964)	($31,964)
Balances, June 30, 2020	105,569,068	$111,945	$2,282	$1,599,855	($3,087,328)	($1,373,246)

Consolidated Financial Statements prepared by company management

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

			Common	Additional
	Common Stock		Stock to	Paid-in	Accumulated	Total
	Shares	Amount	be issued	Capital	Deficit	Equity

Balances, December 31, 2018	105,569,068	$111,945	$2,282	$1,579,530	($2,971,201)	($1,277,444)

Contributions to pay for expenses	-	$0	$0	$0	$0	$0

Net Loss	-	$0	$0	$0	($50,614)	($50,614)
Balances, June 30, 2019	105,569,068	$111,945	$2,282	$1,579,530	($3,021,815)	($1,328,058)

Consolidated Financial Statements prepared by company management

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,964)	$(50,614)
Issuance of Common Stock for Services and Expenses	-	-
(Increase)/Decrease in Accounts Receivable	-	-
(Decrease) in Accounts Payable and Accruals	31,964	31,964
Due to Related Parties	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(18,650)
CASH FLOWS TO/(FROM) INVESTING ACTIVITIES:
Purchases	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Contributions to Capital	-	18,650
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	18,650

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$0	$0
Taxes	$0	$0

Consolidated Financial Statements prepared by company management

See Notes to Consolidated Financial Statements

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

NOTE A—BUSINESS ACTIVITY

Environmental Control Corp. (the "Company”) was organized under the laws of the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc., and effective April 13, 2006, changed its name to Environmental Control Corp. The Company’s fiscal year end is December 31st.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $3,087,328 and cash used in operations of $0 as of June 30, 2020.

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

To address these aforementioned, management has undertaken the following initiatives:1) enter into discussions to secure additional equity funding from current or new shareholders; 2) undertake a program to continue to monitor the Company’s ongoing working capital requirements and minimum expenditure commitments; 3) continue their focus on maintaining an appropriate level of corporate overhead in line with the Company’s available cash resources.

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

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2020, and 2019 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2020 and 2019.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2020 and 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2020, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2020 and 2019.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2020 and 2019.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 200,000,000 Common Shares at $.001 par value per share.

Total issued and outstanding shares of common stock is 105,569,068 and 105,569,068 as of June 30, 2020 and 2019, respectively.

Total capital contributions in the amount of $20,325 have been given to the Company to cover expenses incurred as of June 30, 2020.

NOTE F—RELATED PARTY TRANSACTIONS

The Company has paid $0 and $0 in management fees for the periods ending June 30, 2020 and 2019, respectively.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

NOTE G—CONVERTIBLEDEBENTURES ISSUED TO RELATED PARTIES

a) On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $36,376 which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $6,419 as additional paid in capital and reduced the carrying value of the convertible debenture to $29,957. The carrying value was accreted over the term of the convertible debenture up to its face value of $36,376. As of June 30, 2020, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $36,376 and $43,381, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

b) On October 16, 2008, the Company entered into a convertible debenture agreement with the former President of the Company. The Company received $50,000 which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $14,286 as additional paid-in capital and reduced the carrying value of the convertible debenture to $35,714. The carrying value was accreted over the term of the convertible debenture up to its face value of $50,000. As of June 30, 2020, the carrying values of the convertible debenture and accrued convertible interest thereon were $50,000 and $58,561, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

c) On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received $202,920 which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $101,460 as additional paid-in capital and reduced the carrying value of the convertible debenture to $101,460. The carrying value was accreted over the term of the convertible debenture up to its face value of $202,920. As of June 30, 2020, the carrying value of the convertible debenture and accrued convertible interest thereon were $202,920 and $207,209, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

d ) On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the former President of the Company. The Company received $50,000 which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.05 per share. As of June 30, 2020, the carrying value of the convertible debenture and accrued convertible interest thereon were $50,000 and $52,411, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

e) On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0,035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As of June 30, 2020, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $44,729, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

NOTE G—CONVERTIBLEDEBENTURES ISSUED TO RELATED PARTIES (CONT’D)

f) On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0,035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As of June 30, 2020, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $42,870, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

g) On April 21, 2011, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $28,571 as additional paid-in capital and reduced the carrying value of the convertible debenture to $21,429. The carrying value has been accreted over the term of the convertible debenture up to its face value of $50,000. As of June 30, 2020, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $40,943, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

h) On August 29, 2011, the Company entered into a convertible debenture agreement with a company controlled by a former Vice President of the Company. The Company received $100,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $.025 per share. As of June 30, 2020, the carrying value of the convertible debenture and accrued interest thereon were $100,000 and $86,299, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

NOTE H—ADVANCES FROM RELATED PARTIES

a) On December 9, 2008, the Company received $25,000 from a company controlled by the former President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As of June 30, 2020, the Company owed this Company $1,501 for payment of expenses on behalf of the Company.

b) On September 5, 2008, the Company entered into a loan agreement with a company controlled by the former President of the Company. The Company received $25,000 which is non-interest bearing and is due five years from the advancement date. As of June 30, 2020, the loan payable was $25,000.

NOTE I—CONVERTIBLE DEBENTURE

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received $50,000 which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value was accreted over the term of the convertible debenture up to its face value of $50,000. As of June 30, 2020, the carrying values of the convertible debenture and accrued convertible interest thereon were $50,000 and $50,618, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

NOTE J—SHARE PURCHASE WARRANTS.

As of June 30, 2020, no common share purchase warrants were outstanding.

NOTE K—COMMITMENTS

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $ 1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of June 30, 2020, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2020 is approximately $3,080,000 and as of June 30, 2019 is $3,020,000 approximately. The total deferred tax asset is approximately $646,800 and $634,200 for the periods ending June 30, 2020 and 2019, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).Although we believe that our forward-looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; political and economic conditions; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

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

Business Objectives of the Registrant

As of the date of this report, we have no current operations. Management has determined to direct our efforts and limited resources to pursue potential new business opportunities through a combination with an operating or development stage company or an acquisition of assets. We do not intend to limit ourselves to a particular industry and we have not established any particular criteria upon which we shall consider and proceed with a business opportunity. We expect to utilize our capital stock, debt or a combination of capital stock and debt, in effecting a business transaction. It may be expected that entering into a business transaction will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●	may reduce the equity interest of our existing stockholders;
●	may cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
●	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
●

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

●	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Based on our current business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents. We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies. Our status as a blank check company and a shell company will impact our company and shareholders in many ways, including:

●	the application of Rule 419 to any public offering of securities we may undertake, which could make closing such an offering more difficult than if we were not subject to such rule;
●

the application of the “penny stock” rules to shares of our common stock, which provide for enhanced disclosures by broker-dealers to persons desiring to purchase our stock in the open market, which may diminish demand for our stock in the open market;

●	limitations on the availability of Rule 144 to our shareholders who hold restricted stock, which may render raising capital in private transactions more difficult; and
●	limitations on the availability of Form S-8 to register shares of common stock issuable to our employees and consultants.

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

Our management anticipates that our Company likely will affect only one business transaction, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019 (unaudited)

During the three months ended June 30, 2020, the Company did not generate any revenue, incurred interest expenses of $15,982 and suffered a net loss of $15,982 as compared to the three months ended June 30, 2019, in which the Company did not generate any revenue, incurred total costs and expenses of $18,650, comprising principally professional and consulting fees, incurred interest expenses of $15,982 and suffered a net loss of $34,632.

Results of Operations for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019 (unaudited)

During the six months ended June 30, 2020, the Company did not generate any revenue, incurred interest expenses of $31,964 and suffered a net loss of $31,964 as compared to the six months ended June 30, 2019, in which the Company did not generate any revenue, incurred total costs and expenses of $18,650, comprising principally professional and consulting fees, incurred interest expenses of $31,964 and suffered a net loss of $50,614.

Liquidity and Capital Resources

As of June 30, 2020, the Company had no assets and total liabilities of $1,373,246 and a working capital deficit of $1,373,246. At June 30, 2019, the Company had no assets, total liabilities of $1,309,408 and a working capital deficit of $1,309,408.

The Company does not presently have any capital or sources of liquidity and relies on contributions from its stockholders to fund its operations, who have no contractual obligation to loan or otherwise supply any capital to the Company. The Company’s lack of capital and no certain sources of cash to fund its operations represents a significant risk for the Company’s ability to continue operations.

Cash Flows from Financing Activities

For the six months ended June 30, 2020 and 2019, net cash from financing activities were $0 and $18,650, respectively. The cash provided by financing activities during the 2019 period was derived from a contribution of capital by a stockholder.

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

During the next twelve months, we anticipate incurring costs related to:

●	maintaining our corporate existence such as annual fees due to the State of Nevada;
●	filing periodic reports under the Exchange Act including filing accounting and legal fees; and
●	investigating and analyzing business opportunities and possibly consummating a business transaction.

These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business combination with a profitable operating company, if ever. We anticipate that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $30,000 within next 12 months, assuming we do not consummate a business combination.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2020. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 due to the Company’s limited financial and personnel resources.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the six months ended June 30, 2020 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

___________

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

ENVIRONMENTAL CONTROL CORP.

Date: October 29, 2020	By:	/s/ Chang Qi
	Name:	Chang Qi
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer

