Form 10-Q
period 2020-09-30
ENVIRONMENTAL CONTROL CORP.
filed 2020-10-29
CIK 1284454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

86 13904036899

Issuer’s telephone number

_______________________________________

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENVIRONMENTAL CONTROL CORP
BALANCE SHEETS (UNAUDITED)
	AS OF
	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
Other Assets	-	-
TOTAL ASSETS	-	-
LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$77,186	$53,804
Accrued Liabilities	1,625	1,625
Accrued Interest - Convertible Debenture	51,868	48,118
Accrued Interest - Convertible Debenture--Related Parties	591,134	546,938
Advances from Related Parties	51,501	51,501
Convertible Debentures	50,000	50,000
Convertible Debentures - Related Parties	589,296	589,296
TOTAL LIABILITIES	1,412,610	1,341,282
COMMITMENTS AND CONTINGENCIES	$-	$-
STOCKHOLDER'S EQUITY
Common stock (200,000,000 shares authorized; $.001 par value; 105,569,068 shares issued and outstanding at September 30, 2020 and December 31, 2019)	111,945	111,945
Common Stock to be Issued	2,282	2,282
Additional Paid in Capital	1,599,855	1,599,855
Retained Earnings/(Accumulated Deficit)	(3,126,692)	(3,055,364)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,412,610)	(1,341,282)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

Consolidated Financial Statements prepared by company management
See Notes to Consolidated Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF OPERATIONS (UNAUDITED)

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED SEPTEMBER 30,		MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
REVENUE:
Sales	$-	$-	$-	$-
Total Revenue	-	-	-	-

OPERATING EXPENSES:
Professional Fees	21,175	1,675	21,175	10,175
Consulting Fees	-	-	-	9,000
Other Selling, General and Admin	2,207	-	2,207	1,150
Total Costs and Expenses	23,382	1,675	23,382	20,325
Loss from Continuing Operations	(23,382)	(1,675)	(23,382)	(20,325)
OTHER INCOME (EXPENSE)
Interest Income	-	-	-	-
Interest Expense	(15,982)	(15,982)	(47,946)	(47,946)
NET LOSS BEFORE TAX	(39,364)	(17,657)	(71,328)	(68,271)
Provision for Income Tax	-	-	-	-
NET LOSS	(39,364)	(17,657)	(71,328)	(68,271)

Basic Loss per Common Share	$*	$*	$*
Diluted Loss per Common Share	$*	$*	$*	$*

"*"  = less than $.01

Consolidated Financial Statements prepared by company management
See Notes to Consolidated Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

			Common	Additional
	Common Stock		Stock to	Paid-in	Accumulated	Total
	Shares	Amount	be issued	Capital	Deficit	Equity

Balances, December 31, 2019	105,569,068	$111,945	$2,282	$1,599,855	($3,055,364)	($1,341,282)

Contributions to pay for expenses	-	$0	$0	$0	$0	$0

Net Loss	-	$0	$0	$0	($71,328)	($71,328)
Balances, September 30, 2020	105,569,068	$111,945	$2,282	$1,599,855	($3,126,692)	($1,412,610)

Consolidated Financial Statements prepared by company management

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CONTROL CORP

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

			Common	Additional
	Common Stock		Stock to	Paid-in	Accumulated	Total
	Shares	Amount	be issued	Capital	Deficit	Equity

Balances, December 31, 2018	105,569,068	$111,945	$2,282	$1,579,530	($2,971,201)	($1,277,444)

Contributions to pay for expenses	-	$0	$0	$0	$0	$0

Net Loss	-	$0	$0	$0	($68,271)	($68,271)
Balances, September 30, 2019	105,569,068	$111,945	$2,282	$1,579,530	($3,039,472)	($1,345,715)

Consolidated Financial Statements prepared by company management

See Notes to Consolidated Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF CASH FLOWS (UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,328)	$(68,271)
Issuance of Common Stock for Services and Expenses	-	-
(Increase)/Decrease in Accounts Receivable	-	-
(Decrease) in Accounts Payable and Accruals	71,328	47,946
Due to Related Parties	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(20,325)
CASH FLOWS TO/(FROM) INVESTING ACTIVITIES:
Purchases	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Contributions to Capital	-	20,325
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	20,325

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$0	$0
Taxes	$0	$0

Consolidated Financial Statements prepared by company management

See Notes to Consolidated Financial Statements

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

NOTE A—BUSINESS ACTIVITY

Environmental Control Corp. (the "Company”) was organized under the laws of the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc., and effective April 13, 2006, changed its name to Environmental Control Corp.  The Company’s fiscal year end is December 31st.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $3,126,692 and cash used in operations of $0 as of September 30, 2020.

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

AS OF SEPTEMBER 30, 2020

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2020, and 2019 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2020 and 2019.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2020 and 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2020, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2020 and 2019.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recently Issued Accounting Pronouncements

In September 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on our accounting and disclosures.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2020 and 2019.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 200,000,000 Common Shares at $.001 par value per share.

Total issued and outstanding shares of common stock is 105,569,068 and 105,569,068 as of September 30, 2020 and 2019, respectively.

Total capital contributions in the amount of $20,325 have been given to the Company to cover expenses incurred as of September 30, 2020.

NOTE F—RELATED PARTY TRANSACTIONS

The Company has paid $0 and $0 in management fees for the periods ending September 30, 2020 and 2019, respectively.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

NOTE G—CONVERTIBLE   DEBENTURES ISSUED TO RELATED PARTIES

a)  On July 30, 2008, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $36,376 which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.17 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $6,419 as additional paid in capital and reduced the carrying value of the convertible debenture to $29,957. The carrying value was accreted over the term of the convertible debenture up to its face value of $36,376. As of September 30, 2020, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $36,376 and $44,290, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

b)  On October 16, 2008, the Company entered into a convertible debenture agreement with the former President of the Company. The Company received $50,000 which bears interest at 10% per annum and is due five years from the advancement date. No interest shall be payable for the first year from the advancement date but shall accrue from the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.07 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $14,286 as additional paid-in capital and reduced the carrying value of the convertible debenture to $35,714. The carrying value was accreted over the term of the convertible debenture up to its face value of $50,000. As of September 30, 2020, the carrying values of the convertible debenture and accrued convertible interest thereon were $50,000 and $59,811, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

c)  On April 9, 2009, the Company entered into a convertible loan agreement with a company controlled by directors of the Company. The Company received $202,920 which bears interest at 10% per annum and is due five years from the advancement date. No interest shall accrue for the first year from the advancement date but shall begin to accrue on the second anniversary of the advancement date and all accrued interest shall be payable annually, on the subsequent anniversaries of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.06 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $101,460 as additional paid-in capital and reduced the carrying value of the convertible debenture to $101,460. The carrying value was accreted over the term of the convertible debenture up to its face value of $202,920. As of September 30, 2020, the carrying value of the convertible debenture and accrued convertible interest thereon were $202,920 and $212,282, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

d ) On December 31, 2009, the Company entered into a convertible loan agreement with a company controlled by the former President of the Company. The Company received $50,000 which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.05 per share. As of September 30, 2020, the carrying value of the convertible debenture and accrued convertible interest thereon were $50,000 and $53,661, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

e)  On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0,035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As of September 30, 2020, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $45,979, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

NOTE G—CONVERTIBLE   DEBENTURES ISSUED TO RELATED PARTIES—CONT’D

f)  On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0,035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As of September 30, 2020, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $44,120, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

g)  On April 21, 2011, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $28,571 as additional paid-in capital and reduced the carrying value of the convertible debenture to $21,429. The carrying value has been accreted over the term of the convertible debenture up to its face value of $50,000. As of September 30, 2020, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $42,193, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

h)  On August 29, 2011, the Company entered into a convertible debenture agreement with a company controlled by a former Vice President of the Company. The Company received $100,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $.025 per share. As of September 30, 2020, the carrying value of the convertible debenture and accrued interest thereon were $100,000 and $88,799, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

NOTE H—ADVANCES FROM Related Parties

a)  On December 9, 2008, the Company received $25,000 from a company controlled by the former President of the Company. The amount owing is unsecured, non-interest bearing, and has no specified repayment terms. As of September 30, 2020, the Company owed this Company $1,501 for payment of expenses on behalf of the Company.

b)  On September 5, 2008, the Company entered into a loan agreement with a company controlled by the former President of the Company. The Company received $25,000 which is non-interest bearing and is due five years from the advancement date. As of September 30, 2020, the loan payable was $25,000.

NOTE I—CONVERTIBLE DEBENTURE

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received $50,000 which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value was accreted over the term of the convertible debenture up to its face value of $50,000. As of September 30, 2020, the carrying values of the convertible debenture and accrued convertible interest thereon were $50,000 and $51,868, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

NOTE J—SHARE PURCHASE WARRANTS.

As of September 30, 2020, no common share purchase warrants were outstanding.

NOTE K—COMMITMENTS

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $ 1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of September 30, 2020, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of September 30, 2020 is approximately $3,120,000 and as of September 30, 2019 is $3,030,000 approximately.  The total deferred tax asset is approximately $655,200 and $636,300 for the periods ending September 30, 2020 and 2019, respectively.

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

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019 (unaudited)

During the three months ended September 30, 2020, the Company did not generate any revenue, incurred total costs and expenses of $23,382, comprising principally professional and consulting fees, incurred interest expenses of $15,982 and suffered a net loss of $39,364, as compared to the three months ended September 30, 2019, in which the Company did not generate any revenue, incurred total costs and expenses of $1,675, comprising professional fees, incurred interest expenses of $15,982 and suffered a net loss of $17,657.

Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019 (unaudited)

During the nine months ended September 30, 2020, the Company did not generate any revenue, incurred total costs and expenses of $23,382, comprising principally professional fees, incurred interest expenses of $47,946 and suffered a net loss of $71,328, as compared to the nine months ended September 30, 2019, in which the Company did not generate any revenue, incurred total costs and expenses of $20,325, comprising principally professional and consulting fees, incurred interest expenses of $47,944 and suffered a net loss of $68,271.

Liquidity and Capital Resources

As of September 30, 2020, the Company had no assets and total liabilities of $1,412,610 and a working capital deficit of $1,373,246. At September 30, 2019, the Company had no assets, total liabilities of $1,325,390 and a working capital deficit of $1,325,390.

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

Cash Flows from Financing Activities

For the nine months ended September 30, 2020 and 2019, net cash from financing activities were $0 and $23,325, respectively. The cash provided by financing activities during the 2019 period was derived from a contribution of capital by a stockholder.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2020.  Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 due to the Company’s limited financial and personnel resources.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the nine months ended September 30, 2020 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

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

______________

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

