Form 10-K
period 2020-12-31
ENVIRONMENTAL CONTROL CORP.
filed 2021-05-21
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-52901

ENVIRONMENTAL CONTROL CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Dongfang Square, Dongsheng District, Beijing PRC
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 01186 150 1157 5901

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	EVCC	OTC Pink Marketplace

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2020 was approximately $1,139,227.

At May 21, 2021, there were 135,569,068 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of operations. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably,” or similar expressions, we are making forward-looking statements.

Numerous risks and uncertainties may impact the matters addressed by our forward-looking statements, any of which could negatively and materially affect our future financial results and performance.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this Report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. In light of these risks, uncertainties and assumptions, any forward-looking event discussed in this Report may not occur. Our forward-looking statements speak only as of the date made, and we undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments, unless the securities laws require us to do so.

ii

PART I

ITEM 1. BUSINESS

History

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

On May 2, 2016, the Eight Judicial District Court of Nevada entered an order appointing Bryan Glass as custodian of the Company, authorizing and directing him to, among other things, take any action reasonable, prudent and for the benefit of the Company, including reinstating the Company under Nevada law, appointing officers and convening an annual meeting of stockholders (the “Order”). Mr. Glass was a shareholder of the Company on the date that he applied to serve as a custodian of the Company. From time to time, Mr. Glass submits applications to the courts of the state of Nevada to be appointed as the custodian of corporations in which he already is a shareholder that have forfeited their right to exist as a corporation for reasons such as failure to file annual reports or to pay required fees, and such applications may or may not be successful. If the court approves the application, Mr. Glass is appointed to serve as the custodian of such corporations. In the past, he either has contributed assets or sold them to third parties. Thereafter, the board of directors and Mr. Glass, in his role as custodian, appointed himself to serve as the President of the Company.

On May 5, 2016, the Company filed a Certificate of Reinstatement with the state of Nevada to reestablish the Company’s existence.

On May 9, 2016, the board of directors and Bryan Glass, in the exercise of his power as the court-appointed custodian of the Company, appointed Bryan Glass as our President, Secretary and Treasurer and authorized the issuance of 60,000,000 shares of stock to Mr. Glass for an aggregate price of $60,000, which sum was paid by the performance of services to the Company and the reimbursement of expenses incurred by Mr. Glass on the Company’s behalf in the amount of $6,685. The expenses incurred by Mr. Glass included $5,160 to the state of Nevada for fees in connection with reinstating the Company and other filings to bring the Company current under the requirements of Nevada corporate law; $1,250 to the transfer agent for outstanding fees; and $275 to the state of Nevada as a filing fee in connection with the amendment to the articles of incorporation.

On June 15, 2016, the Company held a stockholders meeting at which the stockholders adopted Amended and Restated Articles of Incorporation of the Company under which the Company increased the total number of shares it is authorized to issue to 190 million shares consisting of 180 million shares of common stock and 10 million shares of blank check preferred stock.

In December 2018, Mr. Glass sold 60 million shares of common stock, representing all of the shares he owned in the Company, and equal to 56.83% of the total number of outstanding shares of the Company’s common stock, to Lili Xin for the sum of $90,000. Ms. Chang became acquainted with Mr. Glass through a mutual associate and they subsequently negotiated a deal for his control bloc of shares in the Company. Concurrent with the sale of his shares, the board of directors appointed Ms. Chang as the President and as a director of the Company and resigned from all positions he held with the Company.

On May 22, 2019, the Company filed a Form 15 with the SEC terminating the registration of its class of common stock under Section 12(g) of the Exchange Act and its duty to file periodic and other reports with the SEC.

On October 29, 2020, Chang Qi voluntarily resigned as a director and officer of the Company for personal reasons. She did not resign because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, or if a director has been removed for cause from the board of directors, disclose the following information.

Prior to her departure as a director and officer of the Company, on October 29, 2020, Ms. Chang appointed Lili Xin to serve as the sole director and as the president of the Company.

As of the date of this Report, Ms. Xin serves as our only director and officer.

Current Operations and Strategy

The Company currently does not engage in any business operations or generate revenue from any sources. Management has determined to direct its efforts and limited resources to pursue a potential new business opportunity by way of a merger or acquisition with an unidentified company or an acquisition of assets, or other form of business combination which we refer to collectively throughout this Report as a business transaction.

We anticipate that the selection of an appropriate target for a business transaction will be complex and extremely risky and we cannot assure you that we will be successful in concluding a business transaction or if we do, that we will be successful thereafter. Our lack of financial and personnel resources may negatively impact our ability to consummate an attractive business transaction or cause us to discontinue operations before we enter such a transaction.

We do not have any specific business transaction under consideration. We have not identified or been provided with the identity of, or had any direct or indirect contact with, potential targets. Additionally, we have not engaged or retained any agent or other representative to identify or locate a suitable target, although we may do so after the effective date of this Report. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

We will not engage in any substantive commercial business following the effective date of this Report until we identify a target and conclude a business transaction, if ever. We may never realize any revenues or generate any income from our operations.

Ramifications of Our Status as a Blank Check Company and Shell Company

At present, we have no revenues, no assets and no specific business plan or purpose. Our business plan is to seek new business opportunities by entering into a business transaction. Based upon these conditions, under the Exchange Act, we are deemed to be “blank check” company and a “shell company.” Our status as a blank check company and a shell company will impact our Company and stockholders in many ways, some of which are described below.

Blank Check Company Status and Securities Offerings

As a blank check company, any offerings of our securities under the Securities Act must comply with Rule 419 promulgated by the SEC under the Securities Act. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, an issuer is required to file a post-effective amendment to the registration statement upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings. Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow. Each investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Shell Company Status

We are a shell company as defined in Rule 405 promulgated by the SEC under the Securities Act. A shell company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a shell company, we are subject to various laws, regulations and restrictions, including that we will be subject to restrictions on our use of Form S-8 to register stock that we may issue to our employees and consultants and you will be subject to restrictions from relying on Rule 144 for the resale of your common stock, as described below.

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a shell company, it may use Form S-8 sixty calendar days after the date on which it makes required filings with the SEC disclosing the cessation of its status as shell company, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Rule 144 under the Act provides an exemption from the registration requirements of the Securities Act and allows the holders of restricted securities to sell their securities utilizing one of the provisions of this Rule. However, Rule 144 specifically precludes reliance by holders of securities of shell companies such as ours or any issuer that has been at any time previously a shell company, except if the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
•

The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than current reports on Form 8-K; and

•	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result of our classification as a shell company, our investors are not permitted to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Application of Penny Stock Rules

Our common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker-dealer, among other things, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. A broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, it may be more difficult for us and you to sell your common stock.

Benefits and Detriments of a Business Transaction for a Private Company

There are certain perceived benefits to being a public company the securities of which are authorized to trade in a public market. The perceived benefits to being a public trading company are commonly thought to include the following:

•	increased visibility in the financial community;
•	increased valuation;
•	greater ease in raising capital;
•	compensation of key employees through stock options for which there may be a market valuation;
•	enhanced corporate image.

There are also certain perceived disadvantages to being a public company. These are commonly thought to include the following:

•	requirement for audited financial statements which may be at significant cost to the company;
•	required publication of corporate information and biographical information of management which the company may perceive as private or competitive information;
•	required filings of periodic and episodic reports with the SEC which can be time consuming.

Private companies that may have interest in a combination with us may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
•	a company which is unable to locate an underwriter of its securities or is unable to locate an underwriter of securities on terms acceptable to it;
•	a company that desires to become public with potentially less dilution of its securities than may occur upon an underwritten offering;
•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
•	a foreign company which may wish to gain initial entry into the United States’ securities market;
•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; and
•	a company seeking one or more of the other perceived benefits of becoming a public company.

Entering into a Business Transaction

General.

A business transaction may involve the acquisition of, or merger with, an operating or development stage company or the acquisition of assets that we will develop into an operating company.

Our management has not developed a specific plan or process for identifying a business opportunity. Our business is predicated upon relationships built by management and the ongoing effort to develop new contacts through which our management may be introduced to prospective business opportunities. Moreover, given the wide-ranging variables inherent in our business, management cannot predict when we will effectuate a business transaction, if ever, or the amount of capital we will require for such purpose.

Search for a target.

We are currently in the process of identifying and evaluating potential business opportunities. As described below, our management has broad discretion with respect to selecting prospective acquisition candidates. At such time as we affect a business transaction, if ever, we will be impacted by numerous risks inherent in the business and operations in connection with such business. The risks attendant to such business opportunity may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of business opportunities.

We intend to source our target opportunities from various internal and external sources. Business opportunities may be brought to our attention from affiliated and unaffiliated sources. Our management may call upon personal contacts and relationships she and her affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors. In addition, management may initiate formal or informal inquiries or attend trade shows or conventions. In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to or for any services they render in connection with the consummation of a business transaction.

Business opportunities may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to business opportunities in which they believe we may have an interest. We may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though, to date, we have not engaged any such persons. We have not adopted any policy with respect to utilizing the services of consultants or advisors to assist in the identification of a business opportunity, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service or the amount of fees we may pay to them. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.

Selection criteria for a business opportunity.

Our management has virtually unrestricted flexibility in identifying and selecting a prospective target. We have not established any specific attributes or criteria (financial or otherwise) for prospective business opportunities. In evaluating a prospective business opportunity, our management will consider, among other factors, the following:

•	financial condition and results of operation;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry in the industry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment within the industry; and
•	the costs associated with affecting the business transaction with a particular business opportunity.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a business transaction for any business opportunity. Any evaluation relating to the merits of a particular business transaction will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.

We will not target a business if audited financial statements based on United States generally accepted accounting principles or International Financial Reporting Standards cannot be prepared for the target business. The Company cannot assure you that any particular target business identified by the Company as a potential acquisition candidate will have financial statements prepared in accordance with such accounting standards or that the potential target business will be able to prepare its financial statements in accordance with such standards. To the extent that this requirement cannot be met, the Company may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, the Company does not believe that this limitation will be material.

Due Diligence Investigation.

In evaluating a prospective business opportunity, we will conduct as extensive a due diligence review of potential targets as reasonably possible. Our review will be constrained by our limited capital resources, lack of full-time employees and management’s inexperience in such endeavors. We may enter into a business transaction with a privately-held company in its early stages of development or that has only a limited operating history on which we could base our decision. Since little public information typically is available about these companies, we will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns from entering into a business transaction with such a company. We expect that our due diligence may include, among other things, meetings with the target business’s incumbent management, an inspection of its facilities and a review of financial and other information made available to us. This due diligence review will be conducted by our management, possibly with the assistance of our counsel, accountants or other third parties.

Our financial and personnel limitations may render it impractical for us to conduct an exhaustive investigation and analysis of a target candidate before we consummate a business transaction. Management’s decisions, therefore, will likely be made without detailed feasibility studies, independent analyses and market surveys or other methodologies which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals, promoters, sponsors or others associated with the business opportunity seeking our participation.

Upon the consummation of a business combination, the Company will file with the Securities and Exchange Commission a current report on Form 8-K to disclose the business transaction, the terms of the transaction and a description of the business and management of the target business, among other things, and will include audited consolidated financial statements of the Company giving effect to the business combination. Holders of the Company’s securities will be able to access the Form 8-K and other filings made by the Company on the EDGAR Company Search page of the Securities and Exchange Commission’s Web site, the address for which is www.sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at Room 1518, 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Lack of diversification.

We expect that we will be able to consummate a business transaction with only one candidate given that, among other considerations, we will not have the resources to diversify our operations. Moreover, given that we likely will offer a controlling interest in our Company to the persons with which we enter into business transaction in order to achieve a tax-free reorganization, the dilution of interest to present and prospective stockholders will render more than one business transaction unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible diversification of risks or offsetting of losses that business transactions with multiple operating entities would offer. By consummating a business transaction with a single entity, our lack of diversification may result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services and subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business transaction.

Competition

We expect that in the course of identifying, evaluating and selecting a target for a business transaction, we may encounter intense competition from other entities having a business objective similar to ours. These include:

•	blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours;
•	venture capital firms and leveraged buyout firms; and
•	operating businesses looking to expand their operations through acquisitions.

Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting these types of business transactions directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, personnel and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business transactions with targets similar to those we expect to pursue.

If we succeed in closing a business transaction, there will be, in all likelihood, intense competition from competitors within the industry in which we will operate. We cannot currently apprise you of these risks nor can we assure you that, subsequent to a business transaction, we will have the resources or ability to compete effectively.

Smaller Reporting Company Status

We qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million or it has less than $100 million in annual revenues and no public float or public float of less than $700 million. To the extent that we remain a smaller reporting company, we will have reduced disclosure requirements for our public filings, including: (1) less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and (2) the requirement to provide only two years of audited financial statements, instead of three years. In addition, until such time as the public float of our common stock exceeds $75 million, we will be a non-accelerated filer and will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act.

Employees

We have one executive officer who has other business interests and who is not obligated to devote any specific number of hours to our matters. She intends to devote only as much time as she deems necessary to our affairs, which may hinder our ability to enter into a business transaction. These circumstances represent a potential conflict of interest between our officer / director and the Company. The amount of time our officer will devote to our affairs in any time period will vary based on whether a business opportunity has been selected for the business transaction and the stage of the business transaction process the Company is in. Accordingly, if and when management identifies suitable business opportunities, we expect that our management will spend more time investigating such business opportunity and will devote additional time and effort negotiating and processing the business transaction as developments warrant.

We do not intend to have any full-time employees prior to the consummation of a business transaction.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 2201 Dongfang Square, Dongsheng District, Beijing PRC, where our President maintains a business office. We use this office space free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a business transaction, if ever.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock currently is quoted on the OTC Pink Sheets Open Market. The market for our stock is highly illiquid and volatile.

On May 21, 2021, the closing bid price of our common stock was $0.25 per share.

Holders

As of May 21, 2021, we had 45 record holders and 135,569,068 shares of common stock outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities during fiscal 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since new management took operational control over the Company in December 2018, our management has been engaged in the identification of suitable opportunities for a business transaction; however, we have not entered into any agreements regarding such a transaction. We will not engage in, any substantive commercial business activities unless and until we consummate a business transaction, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. There are numerous risks in connection with our current and proposed business plans, including that any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We expect that in connection with any business transaction, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that such transaction qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders as of the date of the transaction and will likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one business transaction, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Management anticipates that the selection of a target business and the consummation of a business transaction will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a business transaction that the Company will achieve long-term or immediate short-term earnings.

Results of Operations

During the fiscal years ended December 31, 2019 and 2020, the Company did not engage in any business operations. During the year ended December 31, 2020, the Company made the decision to write-off certain convertible debentures and advances from related parties and interest accrued on the amounts due in the aggregate amount of $824,752. The debts were written off against additional paid in capital—per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers related party transactions to be capital transactions and the extinguishment of the debt is in effect a capital transaction and it is not a gain or loss recognition event and should be excluded from the determination of net income.

During the year ended December 31, 2020, the Company did not generate any revenue, incurred operating expenses of $25,832, including $2,457 in selling, general and administrative expenses, $23,375 in professional fees, and incurred $63,838 in interest expense, and suffered a net loss of $89,670, as compared to the year ended December 31, 2019 in which the Company did not generate any revenue and incurred operating expenses of $20,325, including $1,150 in selling, general and administrative expenses, $10,175 in professional fees, and $9,000 of consulting fees, and incurred $63,838 in interest expense, and suffered a net loss of $84,163.

Liquidity and Capital Resources

As of December 31, 2020, the Company had no assets and total current liabilities of $580,457, and a working capital deficit of $580,457. At December 31, 2020, the Company had a deficit accumulated of $3,145,124 and cash used in operations of $0.

The Company funds its operations from the proceeds of contributions received from related parties.

At present, the Company has no business operations and no cash resources other than as are provided by management. We are dependent upon interim funding provided by management to pay professional fees and expenses. Our management has agreed to provide funding as may be required to pay for professional fees and other administrative expenses of the Company until the Company enters into a business transaction. The Company would be unable to continue as a going concern without interim financing provided by management. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services and may be required to issue restricted shares in lieu of cash or, in the alternative, issue debt instruments evidencing financial obligations if and when they arise. Any funds advanced by management will be advanced as loans that will bear interest at the rate of 8% per year and which shall mature on the closing of a business transaction.

 Over the next twelve months, we expect to incur costs and expenses related to:

●	maintaining our corporate existence, such as annual fees due to the State of Nevada;
●	filing periodic reports under the Exchange Act including filing accounting and legal fees;
●	investigating and analyzing targets and possibly consummating a business transaction.

We expect to incur costs associated with filing reports under the Exchange Act over the next twelve months of approximately $10,000 to $20,000. Costs associated with investigating and analyzing targets and possibly consummating a business transaction are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business transaction with a profitable target business, if ever. We estimate that these costs will be in the range of to ten to fifteen thousand dollars per year, and that we will be able to meet these costs as necessary, to be advanced to us by management.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Environmental Control Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Environmental Control Corp. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

May 19, 2021

ENVIRONMENTAL CONTROL CORP
BALANCE SHEETS

	AS OF DECEMBER 31, 2020		AS OF DECEMBER 31, 2019
CURRENT ASSETS
Cash		$-	$-
TOTAL CURRENT ASSETS		-	-
Other Assets		-	-
TOTAL ASSETS		-	-
LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$		$53,804
Accrued Liabilities			1,625
Accrued Interest - Convertible Debenture		53,118	48,118
Accrued Interest - Convertible Debenture--Related Parties		227,339	546,938
Advances from Related Parties			51,501
Convertible Debentures		50,000	50,000
Convertible Debentures - Related Parties		250,000	589,296
TOTAL LIABILITIES		580,457	1,341,282
COMMITMENTS AND CONTINGENCIES		$-	$-
STOCKHOLDER'S EQUITY
Common stock (200,000,000 shares authorized; $.001 par value; 105,569,068 shares issued and outstanding at December 31, 2020 and December 31, 2019)		111,945	111,945
Common Stock to be Issued		2,282	2,282
Additional Paid in Capital		2,071,913	1,599,855
Retained Earnings/(Accumulated Deficit)		(2,766,597)	(3,055,364)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)		(580,457)	(1,341,282)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)		$-	$-

Financial Statements prepared by company management

See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF OPERATIONS

	FOR THE YEARS
	ENDED DECEMBER 31,
	2020		2019
REVENUE:
Sales		$-		$-
Total Revenue		-		-

OPERATING EXPENSES:
Professional Fees		23,375		10,175
Consulting Fees		-		9,000
Other Selling, General and Admin		2,457		1,150
Total Costs and Expenses		25,832		20,325
Loss from Continuing Operations		(25,832)		(20,325)
OTHER INCOME (EXPENSE)
Interest Income		-		-
Gain on Extinguishment of Debt		378,527		-
Interest Expense		(63,928)		(63,838)
NET LOSS BEFORE TAX		288,767		(84,163)
Provision for Income Tax		-		-
NET INCOME/(LOSS)		288,767		(84,163)

Basic Loss per Common Share	$	*	$	*
Diluted Loss per Common Share	$	*	$	*

"*" = less than $.01

Financial Statements prepared by company management
See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2020

				Additional
	Common Stock		Common Stock	Paid-in	Accumulated	Total
	Shares	Amount	to be issued	Capital	Deficit	Equity

Balances, December 31, 2019	105,569,068	$111,945	$2,282	$1,599,855	$(3,055,364)	$(1,341,282)

Contributions to pay for expenses	-	-	-	25,832	-	$25,832

Write off of Debts	-	-	-	446,226	-	446,226

Net Income/(Loss)	-	-	-	-	288,767	$288,767
Balances, December 31, 2020	105,569,068	$111,945	$2,282	$2,071,913	$(2,766,597)	$(580,457)

Financial Statements prepared by company management
See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2019

				Additional
	Common Stock		Common Stock	Paid-in	Accumulated	Total
	Shares	Amount	to be issued	Capital	Deficit	Equity

Balances, December 31, 2018	105,569,068	$111,945	$2,282	$1,579,530	$(2,971,201)	$(1,277,444)

Contributions to pay for expenses	-	-	-	20,325	-	20,325

Net Loss	-	-	-	-	(84,163)	(84,163)
Balances, December 31, 2019	105,569,068	$111,945	$2,282	$1,599,855	$(3,055,364)	$(1,341,282)

Financial Statements prepared by company management
See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income/(Loss)	$288,767	$(84,163)
Write off of Accrued Interest on Extinguished Debt	(378,527)	-
(Decrease) In Accounts Payable and Accruals	63,838	63,838
Net Cash Provided By (Used In) Operating Activities	(25,832)	(20,325)
Cash Flows To/(From) Investing Activities:
Purchases	-	-
Net Cash Provided By (Used In) Investing Activities	-	-
Cash Flows To/(From) Financing Activities:
Contributions to Capital	25,832	20,325
Net Cash Provided By (Used In) Financing Activities	25,832	20,325

Net Increase (Decrease) In Cash and Cash Equivalents	-	-

Cash and Cash Equivalents,
Beginning of The Period	-	-

END OF THE PERIOD	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

Financial Statements prepared by company management
See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP>

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

NOTE A—BUSINESS ACTIVITY

Environmental Control Corp. (the "Company”) was organized under the laws of the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc., and effective April 13, 2006, changed its name to Environmental Control Corp. The Company’s fiscal year end is December 31st.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $3,145,124 and cash used in operations of $0 as of December 31, 2020.

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

ENVIRONMENTAL CONTROL CORP>

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2020, and 2019 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2020 and 2019.

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

ENVIRONMENTAL CONTROL CORP>

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2020 and 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2020, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2020 and 2019.

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

January 2019, the FASB issued ASU 2016-02, Leases (Topic 842) – ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize, in the statement of financial position, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018 with a one-year deferral for Emerging Growth Companies, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all non-public business entities upon issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2020 and 2019.

ENVIRONMENTAL CONTROL CORP>

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

NOTE E—CAPITAL STOCK

The Company is authorized to issue 200,000,000 Common Shares at $.001 par value per share.

Total issued and outstanding shares of common stock is 105,569,068 and 105,569,068 as of December 31, 2020 and 2019, respectively.

Capital contributions in the amount of $25,382 for the year ended December 31, 2020 and $20,325 for the year ended December 31, 2019 have been given to the Company to cover expenses incurred.

NOTE F—RELATED PARTY TRANSACTIONS

The Company has paid $0 and $0 in management fees for the periods ending December 31, 2020 and 2019, respectively.

NOTE G—CONVERTIBLE DEBENTURES ISSUED TO RELATED PARTIES

a) On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0,035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As of December 31, 2020, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $47,229, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

b) On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0,035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As of December 31, 2020, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $45,370, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

c) On April 21, 2011, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $28,571 as additional paid-in capital and reduced the carrying value of the convertible debenture to $21,429. The carrying value has been accreted over the term of the convertible debenture up to its face value of $50,000. As of December 31, 2020, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $43,443, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

ENVIRONMENTAL CONTROL CORP>

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

NOTE G—CONVERTIBLE DEBENTURES ISSUED TO RELATED PARTIES- CONT’D

e) On August 29, 2011, the Company entered into a convertible debenture agreement with a company controlled by a former Vice President of the Company. The Company received $100,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $.025 per share. As of December 31, 2020, the carrying value of the convertible debenture and accrued interest thereon were $100,000 and $91,299, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

NOTE H—CONVERTIBLE DEBENTURE

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received $50,000 which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value was accreted over the term of the convertible debenture up to its face value of $50,000. As of December 31, 2020, the carrying values of the convertible debenture and accrued convertible interest thereon were $50,000 and $53,118, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

ENVIRONMENTAL CONTROL CORP>

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

NOTE I—WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURING PRIOR TO THE COMPANY ABANDONMENT

All of the liabilities identified in the table below (the “Liabilities”) existed as of June 30, 2012, as reported in the Company’s quarterly report on Form 10-Q for the period then ended (the “June 2012 10-Q”). With respect to Liabilities that represent amounts owed pursuant to written instruments, as stated in the notes to the financial statements included in the June 2012 10-Q, each of such Liabilities were required to be paid five years from the date on which the debt was created. The last such Liability evidenced by a written instrument was created on December 31, 2009 and said debt matured, by the terms of the written instrument, on December 31, 2014. Pursuant to NRS 11.010(2), which provides that an action for collection “upon a contract, obligation or liability founded upon an instrument in writing, except those mentioned in the preceding sections of this chapter” must be commenced within six years of the date of the written instrument. None of the Liabilities evidenced by a written instrument is subject to any of the exceptions described in Chapter 11 of the Nevada Revised Statutes. The accounts payable and accrued liabilities comprising the Liabilities are not subject to a written instrument, do not have a maturity date and are subject to NRS 11.010(1) which provides that an action for collection “upon a contract, obligation or liability not founded upon an instrument in writing” must be commenced within four years of the date on which the debt was incurred.

Given the foregoing, the following existing liabilities would be time barred by the statute of limitations:

Nature of Liability	Amount	Date Created	Written Instrument	Maturity Date	Date on which Statute of Limitations Expired
Convertible Debt – Principal and Accrued Interest	$81,575	7/30/08	Yes	7/30/08	7/30/19
Convertible Debt – Principal and Accrued Interest	111,061	10/16/08	Yes	10/16/08	10/16/19
Convertible Debt – Principal and Accrued Interest	420,275	4/9/09	Yes	4/9/09	4/9/20
Related Party Loan	25,000	12/9/08	No	12/9/08	12/9/12
Related Party Loan	25,000	9/5/08	Yes	9/5/08	9/5/19
Convertible Debt – Principal and Accrued Interest	104,911	12/31/09	Yes	12/31/09	12/31/20
Payment of Expenses	1,501	12/9/08	Yes	12/9/08	12/9/19
Accounts payable	53,804	Prior to 6/30/12	No	None	6/30/16
Accrued liabilities	1,625	Prior to 6/30/12	No	None	6/30/16
Total	$824,752

Therefore, the Company made the decision to write-off the Related Party Loans, Accrued Interest and Other Payables totaling $824,752 as of January 31, 2017. The Principal amount of the Debts totaling $446,225 were written off against Additional Paid in Capital —per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers Related Party Transactions to be capital transactions and the extinguishment of the debt is in effect a capital transaction and it is not a gain or loss recognition event and should be excluded from the determination of net income. The related Accrued Interest totaling $378,527 resulted in a Gain on Extinguishment of Debt which has been reported on the Statement of Operations.

NOTE J—SHARE PURCHASE WARRANTS.

As of December 31, 2020, no common share purchase warrants were outstanding.

ENVIRONMENTAL CONTROL CORP>

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

NOTE K—COMMITMENTS

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $ 1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of December 31, 2020, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2020 is approximately $3,140,000 and as of December 31, 2019 is $3,050,000 approximately. The total deferred tax asset is approximately $659,400 and $640,500 for the periods ending December 31, 2020 and 2019, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019. We have identified the following material weakness as of December 31, 2019:

•	Segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized, and

•	Lack of an independent board to oversee management decisions and use of funds.

Remediation of Material Weakness in Internal Control

Presently, it will be difficult to mitigate or eliminate the material weaknesses in our internal controls. We do not currently possess sufficient financial resources to engage the additional personnel required to alleviate the weaknesses that stem from the lack of segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized. Moreover, it is difficult for small public companies such as ours to attract qualified independent directors given the obligations and risks attendant to such serving in such capacity; hence we will continue to operate with a single board member thereby failing mitigate the weaknesses stemming from the lack of an independent board:

In the interim, management has internally formalized the procedures for segregation of duties and monitoring handling of cash, cash receipts and cash disbursements. We also are establishing a formal documented system of internal controls surrounding cash and plan to implement such systems.

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our officers and directors as of the date of this Report:

Name	Age	Title
Lili Xin	48	President, Chief Financial Officer, Secretary and Director

Members of our Board of Directors are elected by the stockholders to a term of one year and serve until their successors are elected and qualified. Our officers are appointed by our Board to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. Our Board has no nominating, audit or compensation committees.

Involvement in Certain Legal Proceedings

Our sole director, executive officer and control person has not been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing similar functions. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

As with most small, early-stage companies until such time as our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committees of our Board.

Code of Ethics

We have not adopted a code of business conduct and ethics.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committees of our Board of Directors.

However, prior management of the Company adopted charters for each of an audit committee, a nominating committee and a compensation committee. A copy of each committee charter previously has been filed by the Company with the SEC. Each such committee would be comprised solely of independent directors, of which have none. As of the date of this Report, we have not seated any such committee and do not expect to do so. Any future determination to appoint members to and seat such committees will be in the discretion of management of an operating business with which we consummate a business transaction, if ever.

Currently, our Board does not have standing audit, compensation or nominating committees. Our Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and voting control lies with our current board of directors. Our Board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees will be reviewed in the context of the current composition of the Board and our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Board of Directors will consider professional and business skills, experience, expertise, diversity, judgment and such other factors as it deems appropriate given the current needs of the Board and our company, to maintain a balance of knowledge, experience and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires directors, executive officers and holders of more than 10% of an equity security registered pursuant to Section 12 of the Exchange Act to file various reports with the SEC. Our equity securities are not registered pursuant to Section 12 of the Exchange Act, so our directors, executive officers and 10% holders are not subject to Section 16(a).

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Since January 2019, the Company has not paid any compensation to any employee, executive or director.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

Compensation of Directors

We have no arrangements for the remuneration of our directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities. No compensation was paid to our director for her service as a director during the year ended December 31, 2020.

Employment Agreements

There are no current employment agreements between the Company and our executive officer or understandings regarding future compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2019.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We do not currently have a compensation committee of our Board of Directors. The Board as a whole determines executive compensation.

Compensation of Directors

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Report, certain information regarding beneficial ownership of our common stock by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of our directors and officers; and (iii) all officers and directors as a group.

The applicable percentage of ownership is based on 135,569,068 shares of common stock outstanding as of the date of this Report. The business address of each the person named in the table below is in care of the Company.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (1)
Lili Xin	80,000,000	59%
All officers and directors as a group (1 person)	80,000,000	59%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Since December 2018, the Company has utilized office space provided free of charge by its officer.

Director Independence

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system. The Company’s sole director would not qualify as “independent” under any recognized definition of that term.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2020 and 2019 provided by BF Borgers CPA PC.

	2020	2019

Audit Fees	$6,000	$5,400

Audit-Related Fees	6,000

Tax Fees

All Other Fees

Total	$12,000	$5,400

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of BF Borgers CPA PC are included in Part II, Item 8:

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

(3)	Exhibits.

Exhibit Number	Description	Location Reference
3.1	Articles of Incorporation	1
3.1.1	Amended and Restated Articles of Incorporation dated June 15, 2016	2
3.2	By-laws	1
99.1	Custodial Order	2
99.2	Certificate of Reinstatement	2

____________

1	Incorporated by reference from registration statement on Form SB-2 filed with the SEC on November 23, 2004.
2	Incorporated by reference from registration statement on Form 10 filed with the SEC on January 24, 2020.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL CONTROL CORP.

May 21, 2021	By:	/s/ Lili Xin
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lili Xin	President, Chief Executive Officer, principal executive officer and principal financial and accounting officer	May 21, 2021
Lili Xin

