Form 10-Q
period 2021-03-31
ENVIRONMENTAL CONTROL CORP.
filed 2021-06-02
CIK 1284454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 333-206764

ENVIRONMENTAL CONTROL CORP.
(Name of Small Business Issuer in its charter)

Nevada	20-3626387
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

2201 Dongfang Square, Dongsheng District, Beijing PRC

Address of registrant's principal executive offices

01186 150 1157 5901

Issuer’s telephone number

——————————

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

At June 2, 2021, there were 135,569,068 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ENVIRONMENTAL CONTROL CORP
BALANCE SHEETS

	AS OF MARCH 31, 2021 (UNAUDITED)	AS OF DECEMBER 31, 2020 (AUDITED)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
Other Assets	-	-
TOTAL ASSETS	-	-
LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$6,000	$-
Accrued Interest - Convertible Debenture	-	53,118
Accrued Interest - Convertible Debenture--Related Parties	233,591	227,339
Convertible Debentures	-	50,000
Convertible Debentures - Related Parties	250,000	250,000
TOTAL LIABILITIES	489,591	580,457
COMMITMENTS AND CONTINGENCIES	$-	$-
STOCKHOLDER'S EQUITY
Common stock (200,000,000 shares authorized; $.001 par value; 105,569,068 shares issued and outstanding at March 31, 2021 and December 31, 2020)	111,945	111,945
Common Stock to be Issued	2,282	2,282
Additional Paid in Capital	2,121,913	2,071,913
Retained Earnings/(Accumulated Deficit)	(2,725,731)	(2,766,597)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(489,591)	(580,457)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

Financial Statements prepared by company management
See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2021		2020
REVENUE:
Sales		$-		$-
Total Revenue		-		-

OPERATING EXPENSES:
Professional Fees		6,000		-
Other Selling, General and Admin		-		-
Total Costs and Expenses		6,000		-
Loss from Continuing Operations		(6,000)		-
OTHER INCOME (EXPENSE)
Gain on Extinguishment of Debt		54,368		-
Interest Expense		(7,502)		(15,982)
NET LOSS BEFORE TAX		40,866		(15,982)
Provision for Income Tax		-		-
NET INCOME/(LOSS)		$40,866		$(15,982)

Basic Loss per Common Share	$	*	$	*
Diluted Loss per Common Share	$	*	$	*

"*" = less than $.01
Financial Statements prepared by company management
See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Amount	to be issued	Capital	Deficit	Equity

Balances, December 31, 2020	105,569,068	$111,945	$2,282	$2,071,913	$(2,766,597)	$(580,457)

Write-off of old debts	-	-	-	50,000	-	$50,000

Net Income	-	-	-	-	40,866	$40,866
Balances, March 31, 2021	105,569,068	$111,945	$2,282	$2,121,913	$(2,725,731)	$(489,591)

Financial Statements prepared by company management
See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARE ENDED MARCH 31, 2020 (UNAUDITED)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Amount	to be issued	Capital	Deficit	Equity

Balances, December 31, 2019	105,569,068	$111,945	$2,282	$1,599,855	$(3,055,364)	$(1,341,282)

Net Loss	-	-	-	-	(15,982)	(15,982)
Balances, March 31, 2020	105,569,068	$111,945	$2,282	$1,599,855	$(3,071,346)	$(1,357,264)

Financial Statements prepared by company management
See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF CASH FLOWS (UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$40,866	$(15,982)
Write off of Accrued interest on Extinguished Debt	(54,368)
Increase/(Decrease) in Accounts Payable	6,000	-
Increase/(Decrease) in Accrued Interest	7,502	15,982
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	-

CASH FLOWS TO/(FROM) INVESTING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

Financial Statements prepared by company management
See Notes to Financial Statements

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

NOTE A—BUSINESS ACTIVITY

Environmental Control Corp. (the "Company”) was organized under the laws of the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc., and effective April 13, 2006, changed its name to Environmental Control Corp. The Company’s fiscal year end is December 31st.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $2,725,731 and cash used in operations of $0 as of March 31, 2021. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the date when these financial statements were issued. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty.

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

Interim filings should be read in conjunction with the Company’s annual report as of December 31, 2020.

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

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2021, and 2020 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2021 and 2020.

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

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2021 and 2020.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2021, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2021 and 2020.

Recently Issued Accounting Pronouncements

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2021 and 2020.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 200,000,000 Common Shares at $.001 par value per share.

Total issued and outstanding shares of common stock is 105,569,068 and 105,569,068 as of March 31, 2021 and 2020, respectively.

NOTE F—RELATED PARTY TRANSACTIONS

The Company has paid $0 and $0 in management fees for the periods ending March 31, 2021 and 2020, respectively.

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

NOTE G—CONVERTIBLE DEBENTURES ISSUED TO RELATED PARTIES

a) On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As of March 31, 2021, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $48,479, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

b) On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As of March 31, 2021, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $46,620, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

c) On April 21, 2011, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $28,571 as additional paid-in capital and reduced the carrying value of the convertible debenture to $21,429. The carrying value has been accreted over the term of the convertible debenture up to its face value of $50,000. As of March 31, 2021, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $44,693, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

d) On August 29, 2011, the Company entered into a convertible debenture agreement with a company controlled by a former Vice President of the Company. The Company received $100,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $.025 per share. As of March 31, 2021, the carrying value of the convertible debenture and accrued interest thereon were $100,000 and $93,799, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

NOTE H—CONVERTIBLE DEBENTURE

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received $50,000 which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value was accreted over the term of the convertible debenture up to its face value of $50,000. As of March 31, 2021, the carrying values of the convertible debenture and accrued convertible interest thereon were $50,000 and $54,368, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty. This note was written off as of March 31, 2021. See Note I below.

NOTE I-WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURING PRIOR TO THE COMPANY ABANDONMENT

All of the Liabilities existed as of the June 2012 10-Q. With respect to Liabilities that represent amounts owed pursuant to written instruments, as stated in the notes to the financial statements included in the June 2012 10-Q, each of such Liabilities were required to be paid five years from the date on which the debt was created. The last such Liability evidenced by a written instrument was created on December 31, 2009 and said debt matured, by the terms of the written instrument, on December 31, 2014. Pursuant to NRS 11.010(2), which provides that an action for collection “upon a contract, obligation or liability founded upon an instrument in writing, except those mentioned in the preceding sections of this chapter” must be commenced within six years of the date of the written instrument. None of the Liabilities evidenced by a written instrument is subject to any of the exceptions described in Chapter 11 of the Nevada Revised Statutes. The accounts payable and accrued liabilities comprising the Liabilities do not have a maturity date and are subject to NRS 11.010(1) which provides that an action for collection “upon a contract, obligation or liability not founded upon an instrument in writing” must be commenced within four years of the date on which the debt was incurred.

Given the foregoing, the following existing liabilities would be time barred by the statute of limitations:

Nature of Liability	Amount	Date Created	Maturity Date	Date on which Statute of Limitations Expired
Convertible Debt – Principal and Accrued Interest	$81,575	7/30/08	7/30/08	7/30/19
Convertible Debt – Principal and Accrued Interest	111,061	10/16/08	10/16/08	10/16/19
Convertible Debt – Principal and Accrued Interest	420,275	4/9/09	4/9/09	4/9/20
Related Party Loan	25,000	12/9/08	12/9/08	12/9/12
Related Party Loan	25,000	9/5/08	9/5/08	9/5/19
Convertible Debt – Principal and Accrued Interest	104,911	12/31/09	12/31/09	12/31/20
Payment of Expenses	1,501	12/9/08	12/9/08	12/9/19
Accounts payable	53,804	Prior to 6/30/12	None	6/30/16
Accrued liabilities	1,625	Prior to 6/30/12	None	6/30/16
Total	$824,752

Therefore, the Company made the decision to write-off the Related Party Loans, Accrued Interest and Other Payables totaling $824,752. As of December 31, 2020, the Principal amount of the Debts totaling $446,225 were written off against Additional Paid in Capital —per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers Related Party Transactions to be capital transactions and the extinguishment of the debt is in effect a capital transaction and it is not a gain or loss recognition event and should be excluded from the determination of net income. The related Accrued Interest totaling $378,527 resulted in a Gain on Extinguishment of Debt which has been reported on the Statement of Operations for the year ended December 31, 2020.

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

NOTE I-WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURING PRIOR TO THE COMPANY ABANDONMENT (CONT’D)

In addition to the above, the following existing liabilities are now also considered time barred by the statute of limitations:

Nature of Liability	Amount	Date Created	Maturity Date	Date on which Statute of Limitations Expired
Convertible Debt – Principal and Accrued Interest	$104,368	5/18/2010	5/18/2010	5/18/2021

Therefore, the Company made the decision to write-off the Related Party Loans, Accrued Interest and Other Payables totaling $104,368 as of March 31, 2021. As of March 31, 2021, the Principal amount of the Debts totaling $50,000 was written off against Additional Paid in Capital —per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers Related Party Transactions to be capital transactions and the extinguishment of the debt is in effect a capital transaction and it is not a gain or loss recognition event and should be excluded from the determination of net income. The related Accrued Interest totaling $54,368 resulted in a Gain on Extinguishment of Debt which has been reported on the Statement of Operations for the quarter ended March 31, 2021.

NOTE J—SHARE PURCHASE WARRANTS.

As of March 31, 2021, no common share purchase warrants were outstanding.

NOTE K—COMMITMENTS

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $ 1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of March 31, 2021, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2021 is approximately $2,720,000 and as of March 31, 2020 is $3,070,000 approximately. The total deferred tax asset is approximately $571,200 and $644,700 for the periods ending March 31, 2021 and 2020, respectively.

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

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020 (unaudited)

During the three months ended March 31, 2021, the Company did not generate any revenue, incurred operating expenses consisting of professional fees ($6,000) and interest expenses ($7,502), realized a gain on extinguishment of debt o ($54,368) and experienced a net gain of $40,866, as compared to the three months ended March 31, 2020, in which the Company did not generate any revenue, incurred interest expense of $15,982 and suffered a net loss of $15,982.

Liquidity and Capital Resources

As of March 31, 2021, the Company had no assets and total liabilities of $489,591. At December 31, 2020, the Company’s fiscal year end, the Company had no assets and total liabilities of $580,457.

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

These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business combination with a profitable operating company, if ever. We anticipate that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $20,000 over next 12 months, assuming we do not consummate a business combination.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2021 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

ENVIRONMENTAL CONTROL CORP.

Date: June 2, 2021	By:	/s/ Lili Xin
Lili Xin
President, Principal Executive Officer and Principal Financial Officer

