Form 10-Q
period 2021-06-30
ENVIRONMENTAL CONTROL CORP.
filed 2021-08-16
CIK 1284454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

86- 13904036899

Issuer’s telephone number

___________________________________

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

At August 16, 2021, there were 12,508,011 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENVIRONMENTAL CONTROL CORP
BALANCE SHEETS
	AS OF JUNE 30, 2021 (UNAUDITED)	AS OF DECEMBER 31, 2020 (AUDITED)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
Other Assets	-	-
TOTAL ASSETS	-	-
LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$-	$-
Accrued Liabilities	-	-
Accrued Interest - Convertible Debenture	-	53,118
Accrued Interest - Convertible Debenture--Related Parties	239,841	227,339
Advances from Related Parties	-	-
Convertible Debentures	-	50,000
Convertible Debentures - Related Parties	250,000	250,000
TOTAL LIABILITIES	489,841	580,457
COMMITMENTS AND CONTINGENCIES	$-	$-
STOCKHOLDER'S EQUITY
Common stock (200,000,000 shares authorized; $0.001 par value; 135,569,068 shares issued and outstanding at June 30, 2021 and 105,569,068 at December 31, 2020)	141,945	111,945
Common Stock to be Issued	2,282	2,282
Additional Paid in Capital	2,854,763	2,071,913
Retained Earnings/(Accumulated Deficit)	(3,488,831)	(2,766,597)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(489,841)	(580,457)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

Financial Statements prepared by company management
See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF OPERATIONS (UNAUDITED)
	FOR THE THREE MONTHS
	ENDED JUNE 30,
	2021	2020
REVENUE:
Sales	$-	$-
Total Revenue	-	-

OPERATING EXPENSES:
Professional Fees	3,850	-
Stock Issued for Services	753,000	-
Other Selling, General and Admin	-	-
Total Costs and Expenses	756,850	-
Loss from Continuing Operations	(756,850)	-
OTHER INCOME (EXPENSE)
Gain on Extinguishment of Debt	-	-
Interest Expense	(6,250)	(15,982)
NET LOSS BEFORE TAX	(763,100)	(15,982)
Provision for Income Tax	-	-
NET INCOME/(LOSS)	$(763,100)	$(15,982)

Basic Loss per Common Share	$ *	$ *
Diluted Loss per Common Share	$ *	$ *

"*" = less than $.01
Financial Statements prepared by company management
See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF OPERATIONS (UNAUDITED)
	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2021	2020
REVENUE:
Sales	$-	$-
Total Revenue	-	-

OPERATING EXPENSES:
Professional Fees	9,850	-
Stock Issued for Services	753,000	-
Other Selling, General and Admin	-	-
Total Costs and Expenses	762,850	-
Loss from Continuing Operations	(762,850)	-
OTHER INCOME (EXPENSE)
Gain on Extinguishment of Debt	54,368	-
Interest Expense	(13,752)	(31,964)
NET LOSS BEFORE TAX	(722,234)	(31,964)
Provision for Income Tax	-	-
NET INCOME/(LOSS)	$(722,234)	$(31,964)

Basic Loss per Common Share	$ *	$ *
Diluted Loss per Common Share	$ *	$ *

"*" = less than $.01
Financial Statements prepared by company management
See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

				Additional
	Common Stock		Common Stock	Paid-in	Accumulated	Total
	Shares	Amount	to be issued	Capital	Deficit	Equity

Balances, December 31, 2020	105,569,068	$111,945	$2,282	$2,071,913	($2,766,597)	($580,457)

Write-off of old debts	-	-	-	50,000	-	$50,000

Stock Issued for Services	30,000,000	30,000	-	723,000	-	$753,000

Capital Contributions	-	-	-	9,850	-	$9,850

Net Income	-	-	-	-	(722,234)	$30,766
Balances, June 30, 2021	135,569,068	$141,945	$2,282	$2,854,763	($3,488,831)	($489,841)

Financial Statements prepared by company management
See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Amount	to be issued	Capital	Deficit	Equity

Balances, December 31, 2019	105,569,068	$111,945	$2,282	$1,599,855	($3,055,364)	($1,341,282)

Net Loss	-	-	-	-	(31,964)	(31,964)
Balances, June 30, 2020	105,569,068	$111,945	$2,282	$1,599,855	$(3,087,328)	$(1,373,246)

Financial Statements prepared by company management
See Notes to Financial Statements

ENVIRONMENTAL CONTROL CORP
STATEMENT OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(722,234)	$(31,964)
Stock Issued for Services	753,000	-
Write off of Accrued interest on Extinguished Debt	(54,368)
Increase/(Decrease) in Accounts Payable	-	-
Increase/(Decrease) in Accrued Interest	13,752	31,964
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,850)	-

CASH FLOWS TO/(FROM) INVESTING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Capital Contributions to pay for expenses	9,850
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,850	-

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

Financial Statements prepared by company management
See Notes to Financial Statements

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

NOTE A—BUSINESS ACTIVITY

Environmental Control Corp. (the "Company”) was organized under the laws of the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc., and effective April 13, 2006, changed its name to Environmental Control Corp. The Company’s fiscal year end is December 31st.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $3,488,831 and cash used in operations of $9,850 as of June 30, 2021. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the date when these financial statements were issued. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty.

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

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2021, and 2020 the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2021 and 2020.

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

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2021 and 2020.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2021, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2021 and 2020.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2021 and 2020.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 200,000,000 Common Shares at $0.001 par value per share.

In April 2021, the Company issued 30,000,000 common shares at par for consulting services valued at $753,000.

Total issued and outstanding shares of common stock is 135,569,068 and 105,569,068 as of June 30, 2021 and 2020, respectively.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

NOTE F—RELATED PARTY TRANSACTIONS

The Company has paid $0 and $0 in management fees for the periods ending June 30, 2021 and 2020, respectively.

NOTE G—CONVERTIBLE DEBENTURES ISSUED TO RELATED PARTIES

a) On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.35 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As of June 30, 2021, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $49,729 respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

b) On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.35 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value will be accreted over the term of the convertible debenture up to its face value of $50,000. As of June 30, 2021, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $47,870, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

c) On April 21, 2011, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $28,571 as additional paid-in capital and reduced the carrying value of the convertible debenture to $21,429. The carrying value has been accreted over the term of the convertible debenture up to its face value of $50,000. As of June 30, 2021, the carrying value of the convertible debenture and accrued interest thereon were $50,000 and $45,943, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

d) On August 29, 2011, the Company entered into a convertible debenture agreement with a company controlled by a former Vice President of the Company. The Company received $100,000 which is due five years from the advancement date. The loan shall be interest free for the first year, after which it shall bear interest at a rate of 10% per annum. The accrued interest shall be payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Proceeds of the loan are to be used to continue with current business development activities. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.025 per share. As of June 30, 2021, the carrying value of the convertible debenture and accrued interest thereon were $100,000 and $96,299, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

NOTE H—CONVERTIBLE DEBENTURE

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received $50,000 which bears interest at 10% per annum and is due five years from the advancement date. Interest shall accrue from the advancement date and shall be payable on the fifth anniversary of the advancement date. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value was accreted over the term of the convertible debenture up to its face value of $50,000. As of June 30, 2021, the carrying values of the convertible debenture and accrued convertible interest thereon were $50,000 and $54,368, respectively. The Company can repay any portion of the loan and accrued interest at any time without penalty. This note was written off on March 31, 2021. See Note I below.

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

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

NOTE I-WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURING PRIOR TO THE COMPANY ABANDONMENT—CONT’D

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

In addition to the above, the following existing liabilities are now also considered time barred by the statute of limitations:

Nature of Liability	Amount	Date Created	Written Instrument	Maturity Date	Date on which Statute of Limitations Expired
Convertible Debt – Principal and Accrued Interest	$104,368	5/18/2010	Yes	5/18/2010	5/18/2021

Therefore, the Company made the decision to write-off the Related Party Loans, Accrued Interest and Other Payables totaling $104,368 on March 31, 2021. On March 31, 2021, the Principal amount of the Debts totaling $50,000 was written off against Additional Paid in Capital —per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers Related Party Transactions to be capital transactions and the extinguishment of the debt is in effect a capital transaction and it is not a gain or loss recognition event and should be excluded from the determination of net income. The related Accrued Interest totaling $54,368 resulted in a Gain on Extinguishment of Debt which has been reported on the Statement of Operations.

NOTE J—SHARE PURCHASE WARRANTS.

As of June 30, 2021, no common share purchase warrants were outstanding.

NOTE K—COMMITMENTS

On July 1, 2009, the Company entered into an investor relations agreement.Pursuant to the agreement, the Company agreed to pay a fee of $ 1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company must also issue75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of June 30, 2021, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

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

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

NOTE L—INCOME TAX —CONT’D

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2021 is approximately $2,760,000 and as of June 30, 2020 is $3,080,000 approximately. The total deferred tax asset is approximately $579,600 and $646,800 for the periods ending June 30, 2021 and 2020, respectively.

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

Material Events-Change of Control and Composition of the Board of Directors

On August 10, 2021, Lili Xin, the president and principal stockholder of the Company, sold to Wang Fei 80,000,000 shares of common stock registered her name, representing 59% of the outstanding shares of common stock in the Company as of said date. In connection with the sale, Ms. Xin resigned as a member of the board of directors and from all executive offices she held as that date and appointed Mr. Wang to serve as a director of the Company. Subsequently, Mr. Wang appointed himself as the president of the Company.

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

General Background of the Registrant

Environmental Control Corp. (“we,” “us,” the “Company” or like terms) was incorporated in the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc. to pursue the exploration and development of mining claims located in British Columbia, Canada. During the quarter ended June 30, 2004, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) to register shares of common stock for public resale by certain stockholders identified in the registration statement. Upon the effective date of the registration statement, the Company became subject to the reporting requirements of Section 12(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and commenced filing reports under the Exchange Act through the quarter ended June 30, 2012. In March 2006, the Company acquired the assets of Environmental Control Corporation, which developed vehicle emission control devices and filed a certificate of amendment to its articles of incorporation in April 2013 to change its name to Environmental Control Corp. The Company filed reports under the Exchange Act through the quarter ended June 30, 2012. In January 2020, the Company filed a registration statement on Form 10 to register its class of common stock under the Exchange Act, and the registration statement automatically was effective in March 2020.

In July 2021, the Company’s former director and officer, Chang Qi, resigned from such positions upon the sale of her stock in the Company, representing a majority of the outstanding shares of common stock, and appointed Wang Fei as the sole director. Subsequently, Mr. Wang appointed himself as the President of the Company.

Business Objectives of the Registrant

As of the date of this report, we have no current operations. Management has determined to direct our efforts and limited resources to pursue potential new business opportunities through a combination with an operating or development stage company, an acquisition of assets or other business transaction. We do not intend to limit ourselves to a particular industry and we have not established any particular criteria upon which we shall consider and proceed with a business opportunity. We expect to utilize our capital stock, debt or a combination of capital stock and debt, in effecting a business transaction. It may be expected that entering into a business transaction will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

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

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020 (unaudited)

During the three months ended June 30, 2021, the Company did not generate any revenue, incurred total costs and expenses of $756,850, comprising the value of stock issued for services in the amount of $753,000, $3,850 in professional fees, incurred interest expenses of $6,250 and suffered a net loss of $763,100, as compared to the three months ended June 30, 2020, in which the Company did not generate any revenue, incurred interest expenses of $15,982 and suffered a net loss of $15,982.

Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020 (unaudited)

During the six months ended June 30, 2021, the Company did not generate any revenue, incurred total costs and expenses of $762,850, comprising the value of stock issued for services in the amount of $753,000, professional fees of $9,850, interest expenses of $13,752, and recognized a gain of $54,368 on the extinguishment of debt, and suffered a net loss of $722,234, as compared to the six months ended June 30, 2020, in which the Company did not generate any revenue, incurred interest expenses of $31,964 and suffered a net loss of $31,964.

Liquidity and Capital Resources

As of June 30, 2021, the Company had no assets and total liabilities of $489,841, after giving effect to the extinguishment of $54,368 of debt, and a working capital deficit of $489,841. At December 31, 2020, the Company had no assets, total liabilities of $580,457 and a working capital deficit of $580,457.

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

Cash Flows from Financing Activities

For the six months ended June 30, 2021 and 2020, net cash used in operating activities was $9,850 and $0, and net cash provided by financing activities was $9,850 and $0, respectively. The cash provided by financing activities during the 2021 period was derived from a contribution of capital by a stockholder.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2021. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 due to the Company’s limited financial and personnel resources.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the six months ended June 30, 2021 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2021, the Company issued an aggregate of 30,000,000 shares to three persons in exchange for services rendered in the aggregate amount of $30,000.00. The shares were issued pursuant to the exemption from registration afforded by Section 4(a)(1) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

ENVIRONMENTAL CONTROL CORP.

Date: August 16, 2021	By:	/s/ Wang Fei
	Name:	Wang Fei
	Title:	President, Principal Executive Officer, Principal Financial Officer

