Form 10-Q
period 2021-09-30
Yong Bai Chao New Retail Corp
filed 2021-11-24
CIK 1284454

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 333-206764

Yong Bai Chao New Retail Corp
(Name of Small Business Issuer in its charter)

Nevada	20-3626387
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

3209, South Building, Building 3, No. 39 Hulan

West Road, Boashan District

Shanghai PRC

Address of registrant's principal executive offices

+18621601569

Issuer’s telephone number

ENVIRONMENTAL CONTROL CORP.

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

At November 9, 2021, there were 135,569,068 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

YONG BAI CHAO NEW RETAIL CORPORATION
(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)
CONDENSED BALANCE SHEETS

	As of
	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,431	$53,118
Accounts payable and accrued liabilities - related parties	300,459	227,339
Due to related party	4,725	-
Convertible debenture	50,000	50,000
Convertible debentures - related parties	250,000	250,000

TOTAL CURRENT LIABILITIES	607,615	580,457

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at September 30, 2021 and December 31, 2020)	-	-
Common stock ($.001 par value; 180,000,000 shares authorized; 135,569,068 and 105,569,068 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	141,945	111,945
Common stock to be issued	2,282	2,282
Additional paid-in capital	2,804,763	2,071,913
Accumulated deficit	(3,556,605)	(2,766,597)

TOTAL STOCKHOLDERS' DEFICIT	(607,615)	(580,457)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses:
Consulting fees	-	-	753,000	-
Professional fees	7,156	21,175	17,006	21,175
Other general and administrative	-	2,207	-	2,207

Total Operating Expenses	7,156	23,382	770,006	23,382

Loss from Operations	(7,156)	(23,382)	(770,006)	(23,382)

Other Income (Expense):
Gain on extinguishment of debt and related interest	-	-	-	-
Interest expense	(6,250)	(15,982)	(20,002)	(47,946)

Total Other Income (Expense)	(6,250)	(15,982)	(20,002)	(47,946)

Income (Loss) Before Income Taxes	(13,406)	(39,364)	(790,008)	(71,328)

Income Taxes	-	-	-	-

Net Income (Loss)	$(13,406)	$(39,364)	$(790,008)	$(71,328)

Net income (loss) per common share:
Basic	$0.00	$(0.00)	$(0.01)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic	135,569,068	105,569,068	125,678,958	105,569,068
Diluted	141,283,353	105,569,068	125,678,958	105,569,068

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Preferred Stock		Common Stock		Common	Additional		Total
	Number of		Number of		Stock to	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Be Issued	Capital	Deficit	Deficit

Balance at December 31, 2020	-	$-	105,569,068	$111,945	$2,282	$2,071,913	$(2,766,597)	$(580,457)

Net income for the three months ended March 31, 2021	-	-	-	-	-	-	13,502	(13,502)

Balance at March 31, 2021	-	-	105,569,068	111,945	2,282	2,071,913	(2,780,009)	(593,959)

Common stock issued for services	-	-	30,000,000	30,000	-	723,000	-	753,000

Conversion of related party payable to equity	-	-	-	-	-	9,850	-	9,850

Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	(763,100)	(763,100)

Balance at June 30, 2021	-	-	135,569,068	141,945	2,282	2,804,763	(3,543,199)	(594,209)

Net income for the three months ended September 30, 2021	-	-	-	-		-	(13,406)	(13,406)

Balance at September 30, 2021	-	$-	135,569,068	$141,945	$2,282	$2,804,763	$(3,556,605)	$(607,615)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Preferred Stock		Common Stock		Common	Additional		Total
	Number of		Number of		Stock to	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Be Issued	Capital	Deficit	Deficit

Balance at December 31, 2019	-	$-	105,569,068	$111,945	$2,282	$1,599,855	$(3,055,364)	$(1,341,282)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(15,982)	(15,982)

Balance at March 31, 2020	-	-	105,569,068	111,945	2,282	1,599,855	(3,071,346)	(1,357,264)

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	(15,982)	(15,982)

Balance at June 30, 2020	-	-	105,569,068	111,945	2,282	1,599,855	(3,087,328)	(1,373,246)

Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	(39,364)	(39,364)

Balance at September 30, 2020	-	$-	105,569,068	$111,945	$2,282	$1,599,855	$(3,126,692)	$(1,412,610)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(790,008)	$(71,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based service fees	753,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(50,687)	71,328
Accounts payable and accrued liabilities - related parties	73,120	-
Due to related party	14,575	-

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party payable to equity	$9,850	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Yong Bai Chao New Retail Corporation (“we”, “us”, or the “Company”) (formerly knowns as Boss Minerals, Inc. and Environmental Control Corp., respectively) was organized under the laws of the State of Nevada on February 17, 2004. The Company’s fiscal year end is December 31st.

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the nine months ended September 30, 2021. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of the Company without audit. The condensed balance sheet at December 31, 2020 was derived from audited financial statements but may not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s year 2020 Annual Report on Form 10-K and other financial reports filed by the Company from time to time.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of September 30, 2021 and December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the three and nine months ended September 30, 2021 and 2020 include valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

Income Taxes

Income taxes are provided in accordance with Accounting Standards Codification (“ASC”) 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Per Share Data

ASC Topic 260, Earnings per Share, requires presentation of both basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three and nine months ended September 30, 2021 and 2020, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible debentures (using the if-converted method).

The following is a reconciliation of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2021 and 2020:

Basic net income (loss) per share

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net income (loss) available to common stockholders for basic net income (loss) per share of common stock	$(13,406)	$(39,364)	$(790,008)	$(71,328)
Weighted average common stock outstanding - basic	135,569,068	105,569,068	125,678,958	105,569,068
Net income (loss) per share:
Basic	$0.00	$(0.00)	$(0.01)	$(0.00)

Diluted net income (loss) per share

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net income (loss) available to common stockholders for basic net income (loss) per share of common stock	$(13,406)	$(39,364)	$(790,008)	$(71,328)
Add: interest expense for convertible debentures	6,250	-	-	-
Net income (loss) available to common stockholders for diluted net income (loss) per share of common stock	$(7,156)	$(39,364)	$(790,008)	$(71,328)
Weighted average common stock outstanding - basic	135,569,068	105,569,068	125,678,958	105,569,068
Effect of dilutive securities:
Convertible debentures	5,714,285	-	-	-
Weighted average common stock outstanding - diluted	141,283,353	105,569,068	125,678,958	105,569,068
Net income (loss) per share:
Diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed interim financial statements, primarily due to their short-term nature.

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees to be recognized as expense in the statements of operations based on their grant date fair values.

The Company issued common stock to consultants for services in April 2021. Costs of these transactions are measured at the fair value of the service received or the fair value of the equity instrument issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty’s performance is complete.

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to concentration of credit risk. The Company has not experienced losses and management believes the Company is not exposed to significant credit risks.

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had working capital deficit of $607,615 at September 30, 2021 and has incurred recurring net loss of $790,008 for the nine months ended September 30, 2021. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2 - RELATED PARTY TRANSACTIONS

Convertible Debentures Issued to Related Parties and Accrued Interest

On July 15, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan is interest free for the first year, after which it bears interest at a rate of 10% per annum. The accrued interest is payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.35 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,143 as additional paid-in capital and reduced the carrying value of the convertible debenture to $42,857. The carrying value had been accreted over the term of the convertible debenture up to its face value of $50,000.  The Company can repay any portion of the loan and accrued interest at any time without penalty.

On November 30, 2010, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan is interest free for the first year, after which it bears interest at a rate of 10% per annum. The accrued interest is payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.35 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value has been accreted over the term of the convertible debenture up to its face value of $50,000. The Company can repay any portion of the loan and accrued interest at any time without penalty.

On April 21, 2011, the Company entered into a convertible debenture agreement with a company controlled by the former President of the Company. The Company received $50,000 which is due five years from the advancement date. The loan is interest free for the first year, after which it bears interest at a rate of 10% per annum. The accrued interest is payable annually on the anniversaries of the advancement date, commencing on the second anniversary. The loan is secured by a patent held by the Company. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $28,571 as additional paid-in capital and reduced the carrying value of the convertible debenture to $21,429. The carrying value has been accreted over the term of the convertible debenture up to its face value of $50,000. The Company can repay any portion of the loan and accrued interest at any time without penalty.

On August 29, 2011, the Company entered into a convertible debenture agreement with a company controlled by a former Vice President of the Company. The Company received $100,000 which is due five years from the advancement date. The loan is interest free for the first year, after which it bears interest at a rate of 10% per annum. The accrued interest is payable annually on the anniversaries of the advancement date, commencing on the second anniversary. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.025 per share. The Company can repay any portion of the loan and accrued interest at any time without penalty.

As of September 30, 2021 and December 31, 2020, the related accrued and unpaid interest for these related party loans was $246,091 and $227,339, respectively, and has been included in accounts payable and accrued liabilities – related parties on the accompanying condensed balance sheets.

Due to Related Party

During the first half of 2021, the Company’s former CEO, Lili Xin, paid certain expenses on behalf of the Company. As of June 30, 2021, the Company had a payable to Ms. Xin of $9,850. The amount of $9,850 was converted into equity on June 30, 2021. This conversion was treated as a capital transaction and the amount was recorded in additional paid-in capital.

Commencing on August 10, 2021, the Company’s CEO, Fei Wang, paid certain expenses on behalf of the Company. As of September 30, 2021, the Company had a payable amount to him of $4,725.

NOTE 3 - CONVERTIBLE DEBENTURE

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received $50,000 which bore interest at 10% per annum and was due five years from the advancement date. Interest was accrued from the advancement date and was payable on the fifth anniversary of the advancement date. Any portion of the loan and unpaid interest were convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value had been accreted over the term of the convertible debenture up to its face value of $50,000. This loan and related accrued interest were written off on March 31, 2021 (See Note 4).

NOTE 4 - CAPITAL STOCK

Common Shares Issued for Services

During the nine months ended September 30, 2021, the Company issued a total of 30,000,000 shares of its common stock for services rendered. These shares were valued at $753,000, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based consulting fees of $753,000 for the nine months ended September 30, 2021.

NOTE 5 - COMMITMENTS

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $ 1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of September 30, 2021, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

NOTE 6 - SUBSEQUENT EVENTS

On September 14, 2021, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with Yong Bai Chao New Retail (Shenzhen) Co. Ltd. (“YBC"). Pursuant to the terms of the Acquisition Agreement, the Company agreed to acquire all of the issued and outstanding securities of YBC in exchange for 50 million shares of its common stock. The closing of this transaction is subject to certain terms and conditions described in the Acquisition Agreement.

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

Overview

Yong Bai Chao New Retail Corporation f/k/a Environmental Control Corp. (“we,” “us,” the “Company” or like terms) was incorporated in the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc. to pursue the exploration and development of mining claims located in British Columbia, Canada.   During the quarter ended June 30, 2004, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) to register shares of common stock for public resale by certain stockholders identified in the registration statement. Upon the effective date of the registration statement, the Company became subject to the reporting requirements of Section 12(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and commenced filing reports under the Exchange Act through the quarter ended June 30, 2012.

In March 2006, the Company acquired the assets of Environmental Control Corp., which developed vehicle emission control devices and filed a certificate of amendment to its articles of incorporation in April 2013 to change its name to Environmental Control Corp. The Company filed reports under the Exchange Act through the quarter ended June 30, 2012.

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

In December 12, 2019, the Company filed a registration statement on Form 10 to register its class of common stock under the Exchange Act, and the registration statement automatically was effective in February 2020.

On June 29, 2021, Lili Xin, our former Chief Executive Officer, Chief Financial Officer, director and principal stockholder of the Company (“Ms. Xin”), and Wang Fei (“Mr. Wang”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Ms. Xin agreed to sell to Mr. Wang 80,000,000 shares of Common Stock registered in her name (the “Shares”), representing 59% of the outstanding shares of common stock in the Company, at a purchase price of Three Hundred Fifty Thousand Dollars ($350,000). The seller relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to Mr. Wang. The funds came from the personal funds of Mr. Wang, and was not the result of a loan. The closing occurred August 10, 2021.

In connection with such sale, Lili Xin, our then current CEO, President and CFO resigned from her positions as the sole director and executive officer of the Company. Concurrently therewith, Mr. Wang appointed to serve as the sole executive officer and director of the Company.

 On September 14, 2021, the Company entered into a Company Acquisition Agreement (the “Acquisition Agreement”) with Yong Bai Chao New Retail (Shenzhen) Co. Ltd. (“YBC"). Pursuant to the terms of the Acquisition Agreement, the Company agreed to acquire all of the issued and outstanding securities of YBC in exchange for 50 million shares of our common stock. After the consummation of the acquisition, the Company is obligated change its name to Yong Bai Chao New Retail Corp. Wang Fei, our sole executive officer and director, also serves as the Chief Executive Officer and Director of YBC. This transaction has not yet consummated, and the closing of this transaction is subject to certain terms and conditions more fully described in the Acquisition Agreement. In effectuating the share exchange, the Company intends to rely on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended.

The foregoing description of the Acquisition Agreement is qualified in its entirety by reference to the Acquisition Agreement, which is filed as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

Effective October 28, 2021, the Company’s name was changed to Yong Bai Chao New Retail Corporation.

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

Critical Accounting Policies and Significant Judgments and Estimates

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in the Notes to these unaudited condensed financial statements. Currently, based on the Company’s limited activity, we do not believe that there are any accounting policies that require the application of difficult, subjective or complex judgments.

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020

Revenue. We did not generate any revenue during the three and nine months ended September 30, 2021 and 2020.

Operating Expenses. Our operating expenses consisted of consulting fees, and other fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of accounting fees, legal service charges, transfer agent fees, and filing fees etc.

For the three months ended September 30, 2021, total operating expenses amounted to $7,156 as compared to $23,382 for the three months ended September 30, 2020, a decrease of $16,226 or 69.4%. The decrease was due to a decrease in professional fees of approximately $14,000 and a decrease in other miscellaneous items of approximately $2,000.

For the nine months ended September 30, 2021, total operating expenses amounted to $770,006 as compared to $23,382 for the nine months ended September 30, 2020, an increase of $746,624 or 3,193.2%. The increase was due to an increase in stock-based consulting fees of $753,000, offset by a decrease in professional fees of approximately $4,000 and a decrease in other miscellaneous items of approximately $2,000.

Other Income (Expense). Other income (expense) includes gain on extinguishment of debt and related interest and interest expense.

For the three months ended September 30, 2021, total other expense amounted to $6,250 as compared to other expense of $15,982 for the three months ended September 30, 2020, a decrease of $9,732 or 60.89%. The decrease was due to a decrease in interest expense of approximately $9,732.

For the nine months ended September 30, 2021, total other expense amounted to $20,002 as compared to other expense of $47,946 for the nine months ended September 30, 2020, a decrease of $27,944 or 171.5%. The decrease was reduction in interest expense of approximately $28,000.

Income Taxes. We did not have any income taxes expense for the three and nine months ended September 30, 2021 and 2020.

Net Income (Loss). As a result of the factors described above, our net loss was $13,406, or $0.00 per share (basic and diluted), for the three months ended September 30, 2021, as compared to net loss of $(39,364), or $(0.00) per share (basic and diluted), for the three months ended September 30, 2020, a decrease of $25,958 or 65.9%.

As a result of the factors described above, our net loss was $(790,008), or $(0.01) per share (basic and diluted), for the nine months ended September 30, 2021, as compared to $(71,328), or $(0.00) per share (basic and diluted), for the three months ended September 30, 2020, an increase of $718,680 or 100.7%.

Liquidity and Capital Resources

At September 30, 2021, we did not have any cash, while, we had liabilities of $607,615, and had a working capital deficit of $607,615. We expect to incur continued losses during the remainder of 2021, possibly even longer.

Net cash flow used in operating activities was $0 for the nine months ended September 30, 2021. These included net loss of approximately $790,000, and the non-cash items mainly consisting of stock-based service fees of $753,000, and changes in operating assets and liabilities totaling approximately $37,000.

Net cash flow provided by operating activities was $0 for the nine months ended September 30, 2020. These included net loss of approximately $71,000, offset by changes in operating assets and liabilities totaling approximately $71,000.

We expect to require working capital of approximately $30,000 over the next 12 months to meet our financial obligations.

We are a shell company with no revenue generating activities. We anticipate that our operating activities will generate negative net cash flow during the remaining year of 2021. The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past were from related party advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on related party advances in order to continue to fund our business operations. There is no assurance that we will achieve any additional arrange for debt or other financing to fund our plan of operations.

Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2021. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to the Company’s limited financial and personnel resources.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the most recently completed quarter that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended September 30, 2021, the Company issued an aggregate of 30,000,000 shares to three persons in exchange for services rendered in the aggregate amount of $753,000. The shares were issued pursuant to the exemption from registration afforded by Section 4(a)(1) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation dated June 15, 2016 (1)
3.2	Bylaws (2)
10.1	Company Acquisition Agreement, dated September 14, 2021, by and between Environmental Control Corp and Yong Bai Chao New Retail (Shenzhen ) Co. Ltd. (3)
31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
99.1	Custodial Order (1)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

(1)	Incorporated by reference from registration statement on Form 10 filed with the Securities and Exchange Commission on January 24, 2020.
(2)	Incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 23, 2004, 2020.
(3)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yong Bai Chao New Retail Corporation

Date: November 24, 2021	By:	/s/ Wang Fei
	Name:	Wang Fei
	Title:	President, Principal Executive Officer, Principal Financial Officer

