Form 10-K
period 2021-12-31
Yong Bai Chao New Retail Corp
filed 2022-03-31
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56129

YONG BAI CHAO NEW RETAIL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3209, South Building, Building 3, No. 39 Hulan West Road, Boashan District Shanghai PRC
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +18621601569

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on June 30, 2021, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $1,500,364.84.

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, was approximately $.

At March 28, 2022, there were 135,569,068 shares of common stock outstanding.

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

ii

PART I

ITEM 1. BUSINESS

History

Yong Bai Chao New Retail Corporation (“we”, “us”, or the “Company”) (formerly knowns as Boss Minerals, Inc. and Environmental Control Corp., respectively) was incorporated in the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc. to pursue the exploration and development of mining claims located in British Columbia, Canada.

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

 On September 14, 2021, the Company entered into a Company Acquisition Agreement (the “Acquisition Agreement”) with Yong Bai Chao New Retail (Shenzhen) Co. Ltd. (“YBC”). Pursuant to the terms of the Acquisition Agreement, the Company agreed to acquire all of the issued and outstanding securities of YBC in exchange for 50 million shares of our common stock. After the consummation of the acquisition, the Company is obligated change its name to Yong Bai Chao New Retail Corp. Wang Fei, our sole executive officer and director, also serves as the Chief Executive Officer and Director of YBC. This transaction has not yet consummated, and the closing of this transaction is subject to certain terms and conditions more fully described in the Acquisition Agreement. In effectuating the share exchange, the Company intends to rely on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended. The foregoing description of the Acquisition Agreement is qualified in its entirety by reference to the Acquisition Agreement, which is filed as Exhibit 10.1 to this Annual Report and incorporated herein by reference.

Effective October 28, 2021, the Company’s name was changed to Yong Bai Chao New Retail Corporation.

Effective January 25, 2022, Wang Fei resigned from his positions as Chief Financial Officer and Secretary of Yong Bai Chao New Retail Corporation, a Nevada corporation (the “Company”). Mr. Wang has retained his position as the Chief Executive Officer and Chairman of the Board of the Company. His resignation was not due to any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective January 25, 2022, the following individuals were appointed to serve in the offices set forth next to their names and to fill the vacancies caused by Mr. Wang’s resignation until their successor(s) shall be duly elected or appointed, unless he or she resigns, is removed from office or is otherwise disqualified from serving as a director or officer of the Company.

Name	Age	Office(s)
TANG Yanying	44	Chief Financial Officer
ZHU Luzhen	39	Secretary
LU Zhengpeng	41	Marketing Director, Director
YANG Li	33	Administrative Director, Director
MA Daquan	40	Director

Current Operations and Strategy

As of the date of this report, we have no current operations. Management has determined to direct our efforts and limited resources to pursue potential new business opportunities through a combination with an operating or development stage company, an acquisition of assets or other business transaction. We do not intend to limit ourselves to a particular industry and we have not established any particular criteria upon which we shall consider and proceed with a business opportunity. We are parties to the Acquisition Agreement with Yong Bai Chao New Retail (Shenzhen) Co. Ltd. (“YBC”), pursuant to which the Company agreed to acquire all of the issued and outstanding securities of YBC in exchange for 50 million shares of our common stock. Wang Fei, our sole executive officer and director, also serves as the Chief Executive Officer and Director of YBC. We hope to consummate the acquisition of YBC in the near the future.

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

Search for a target.

We have identified YBC as a potential acquisition target. As described below, our management has broad discretion with respect to selecting prospective acquisition candidates. At such time as we affect a business transaction, if ever, we will be impacted by numerous risks inherent in the business and operations in connection with such business. The risks attendant to such business opportunity may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Employees

We have five executive officers who have other business interests and who are not obligated to devote any specific number of hours to our matters. They intends to devote only as much time as they deem necessary to our affairs, which may hinder our ability to enter into a business transaction. These circumstances represent a potential conflict of interest between our officers / directors and the Company. The amount of time our officers will devote to our affairs in any time period will vary based on whether a business opportunity has been selected for the business transaction and the stage of the business transaction process the Company is in. Accordingly, if and when management identifies suitable business opportunities, we expect that our management will spend more time investigating such business opportunity and will devote additional time and effort negotiating and processing the business transaction as developments warrant.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 3209, South Building, Building 3, No. 39 Hulan West Road, Boashan District Shanghai PRC. We use this office space free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a business transaction, if ever.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “YBCN”. As of March 28, 2022, the last closing price of our securities was $0.0313.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2021:
Fourth Quarter	$0.0596	$0.0248
Third Quarter	$0.09	$0.0112
Second Quarter	$0.0596	$0.025
First Quarter	$0.0435	$0.0175

Fiscal year ended December 31, 2020:
Fourth Quarter	$0.04	$0.017
Third Quarter	$0.044	$0.0171
Second Quarter	$0.048	$0.01
First Quarter	$0.075	$0.0311

Holders

As of March 28, 2022, we had 31 record holders and 135,569,068 shares of common stock outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

None.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements, other than historical facts, contained in this Annual Report on Form 10-K, including statements of potential acquisitions and our strategies, plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that our forward-looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; political and economic conditions; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-K, the words, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

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

 On September 14, 2021, the Company entered into a Company Acquisition Agreement (the “Acquisition Agreement”) with Yong Bai Chao New Retail (Shenzhen) Co. Ltd. (“YBC”). Pursuant to the terms of the Acquisition Agreement, the Company agreed to acquire all of the issued and outstanding securities of YBC in exchange for 50 million shares of our common stock. After the consummation of the acquisition, the Company is obligated change its name to Yong Bai Chao New Retail Corp. Wang Fei, our sole executive officer and director, also serves as the Chief Executive Officer and Director of YBC. This transaction has not yet consummated, and the closing of this transaction is subject to certain terms and conditions more fully described in the Acquisition Agreement. In effectuating the share exchange, the Company intends to rely on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended.

The foregoing description of the Acquisition Agreement is qualified in its entirety by reference to the Acquisition Agreement, which is filed as Exhibit 10.1 to this Annual Report and incorporated herein by reference.

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

Results of Operations

The Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenue. We did not generate any revenue during the years ended December 31, 2021 and 2020.

Operating Expenses. Our operating expenses consisted of consulting fees, and other fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of accounting fees, legal service charges, transfer agent fees, and filing fees etc.

For the year ended December 31, 2021, total operating expenses amounted to $25,997 as compared to $25,832 for the year ended December 31, 2020, an increase of $165 or .64%. The increase was due to an increase in professional fees of approximately $1,556 offset by a decrease in other miscellaneous items of approximately $1,391.

Other Income (Expense). Other income (expense) includes gain on extinguishment of debt and related interest and interest expense.

For the year ended December 31, 2021, total other expense amounted to $26,252 as compared to other expense of $63,928 for the year ended December 31, 2020, a decrease of $37,676 or 58.94%. The decrease was due to a decrease in interest expense of approximately $37,676 as a direct result of reduction in debt.

For the year ended December 31, 2021, total other income amounted to $54,368 as compared to other income of $378,527 for the year ended December 31, 2020, a decrease of $324,159 or 596.23%. The other income in the years December 30, 2021 and 2020 were due to a gain recognized on the Extinguishment of Debt.

Income Taxes. We did not have any income taxes expense for the years ended December 31, 2021 and 2020.

Net Income (Loss). As a result of the factors described above, our net loss was $(750,881), or $(0.01) per share (basic and diluted), for the year ended December 31, 2021, as compared to net income of $288,767, or $0.00 per share (basic and diluted), for the year ended December 31, 2020, a decrease of $1,039,648 or 360.03%.

Liquidity and Capital Resources

At December 31, 2021, we did not have any cash, while, we had liabilities of $518,488, and had a working capital deficit of $518,488. We expect to incur continued losses during 2022, possibly even longer.

Net cash flow used in operating activities was $0 for the year ended December 31, 2021. These included net loss of approximately $(750,581), and the non-cash items mainly consisting of stock-based service fees of $753,000, a gain on extinguishment of accrued interest on debt of $54,368 and changes in operating assets and liabilities totaling approximately $52,249.

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

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Yong Bai Chao New Retail Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yong Bai Chao New Retail Corporation as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

March 31, 2022

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED BALANCE SHEETS

	As of
	December 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,431	$53,118
Accounts payable and accrued liabilities - related parties	252,341	227,339
Due to related party	13,716	-
Convertible debenture	-	50,000
Convertible debentures - related parties	250,000	250,000

TOTAL CURRENT LIABILITIES	518,488	580,457

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at December 31, 2021 and December 31, 2020)	-	-
Common stock ($0.001 par value; 180,000,000 shares authorized; 135,569,068 and 105,569,068 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	141,945	111,945
Common stock to be issued	2,282	2,282
Treasury Stock	375	-
Additional paid-in capital	2,854,388	2,071,913
Accumulated deficit	(3,517,478)	(2,766,597)

TOTAL STOCKHOLDERS' DEFICIT	(518,488)	(580,457)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED STATEMENT OF OPERATIONS

	For the years ended December 31,
	2021	2020

Revenue	$-	$-

Operating Expenses:
Consulting fees	753,000	-
Professional fees	24,931	23,375
Other general and administrative	1,066	2,457

Total Operating Expenses	778,997	25,832

Loss from Operations	(778,997)	(25,832)

Other Income (Expense):
Gain on extinguishment of debt and related interest	54,368	378,527
Interest expense	(26,252)	(63,928)

Total Other Income (Expense)	28,116	314,599

Income (Loss) Before Income Taxes	(750,881)	288,767

Income Taxes	-	-

Net Income (Loss)	$(750,881)	$288,767

Net income (loss) per common share:
Basic	(0.01)	$0.00
Diluted	(0.01)	$0.00

Weighted average number of common shares outstanding:
Basic	128,171,808	105,569,068
Diluted	128,171,808	105,569,068

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021

	Preferred Stock		Common Stock		Common	Treasury Stock		Additional		Total
	Number of		Number of		Stock to	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	-	$-	105,569,068	$111,945	$2,282	-	$-	$2,071,913	$(2,766,597)	$(580,457)

Common stock issued for services	-	-	30,000,000	30,000	-	-	-	723,000	-	753,000

Treasury Stock	-	-	-	-	-	375,000	375	(375)	-	$-

Conversion of related party payable to equity	-	-	-	-	-	-	-	9,850	-	9,850

Write off debts	-	-	-	-	-	-	-	50,000	-	50,000

Net income/(loss)	-	-	-	-		-	-	-	(750,881)	(750,881)

Balance at December 31, 2021	-	$-	135,569,068	$141,945	$2,282	375,000	$375	$2,854,388	$(3,517,478)	$(518,488)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2020

	Preferred Stock		Common Stock		Common	Additional		Total
	Number of		Number of		Stock to	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Be Issued	Capital	Deficit	Deficit

Balance at December 31, 2019	-	$-	105,569,068	$111,945	$2,282	$1,599,855	$(3,055,364)	$(1,341,282)

Contributions to pay expenses	-	-	-	-	-	25,832	-	25,832

Write off debts	-	-	-	-	-	446,226	-	446,226

Net income/(loss)	-	-	-	-	-	-	288,767	288,767

Balance at December 31, 2020	-	$-	105,569,068	$111,945	$2,282	$2,071,913	$(2,766,597)	$(580,457)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED STATEMENT OF CASH FLOWS

	For the years ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(750,881)	$288,767
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based service fees	753,000	-
Write off of Accrued Interest on Extinguished Debt	(54,368)	(378,527)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(50,687)	-
Accounts payable and accrued liabilities - related parties	79,370	-
Due to related party	23,566	63,928

NET CASH USED IN OPERATING ACTIVITIES	-	(25,832)

CASH FLOWS TO/(FROM) FINANCING ACTIVITIES
Contributions of Capital	-	25,832

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITES	-	25,832

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party payable to equity	$9,850	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Yong Bai Chao New Retail Corporation (“we”, “us”, or the “Company”) (formerly knowns as Boss Minerals, Inc. and Environmental Control Corp., respectively) was organized under the laws of the State of Nevada on February 17, 2004. The Company’s fiscal year end is December 31st.

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the years ended December 31, 2021. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of the Company without audit. The condensed balance sheet at December 31, 2021 was derived from audited financial statements but may not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s year 2021 Annual Report on Form 10-K and other financial reports filed by the Company from time to time.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2021 and December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the years ended December 31, 2021 and 2020 include valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the years ended December 31, 2021 and 2020, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible debentures (using the if-converted method).

The following is a reconciliation of the basic and diluted net income (loss) per share computations for the years ended December 31, 2021 and 2020:

Basic net income (loss) per share

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss) available to common stockholders for basic net income (loss) per share of common stock)	$(750,881)	$288,767
Weighted average common stock outstanding - basic	121,171,808	105,569,068
Net income (loss) per share:
Basic	$(0.01)	$0.00

Diluted net income (loss) per share

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss) available to common stockholders for basic net income (loss) per share of common stock	$(750,881)	$288,757
Add: interest expense for convertible debentures	-	-
Net income (loss) available to common stockholders for diluted net income (loss) per share of common stock	$(750,881)	$288,757
Weighted average common stock outstanding - basic	125,678,958	105,569,068
Effect of dilutive securities:
Convertible debentures	-	-
Weighted average common stock outstanding - diluted	125,678,958	105,569,068
Net income (loss) per share:
Diluted	$(0.01)	$0.00

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

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had working capital deficit of $518,488 at December 31, 2021 and has incurred recurring net loss of $750,881 for the years ended December 31, 2021. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

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

As of December 31, 2021, and December 31, 2020, the related accrued and unpaid interest for these related party loans was $302,341 and $227,339, respectively, and has been included in accounts payable and accrued liabilities – related parties on the accompanying condensed balance sheets.

Due to Related Party

During the first half of 2021, the Company’s former CEO, Lili Xin, paid certain expenses on behalf of the Company. As of June 30, 2021, the Company had a payable to Ms. Xin of $9,850. The amount of $9,850 was converted into equity on June 30, 2021. This conversion was treated as a capital transaction and the amount was recorded in additional paid-in capital. Commencing on August 10, 2021, the Company’s CEO, Fei Wang, paid certain expenses on behalf of the Company. As of December 31, 2021, the Company had a payable amount to him of $13,716.

NOTE 3 - CONVERTIBLE DEBENTURE

On May 18, 2010, the Company entered into a convertible loan agreement. The Company received $50,000 which bore interest at 10% per annum and was due five years from the advancement date. Interest was accrued from the advancement date and was payable on the fifth anniversary of the advancement date. Any portion of the loan and unpaid interest were convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of $0.035 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $21,429 as additional paid-in capital and reduced the carrying value of the convertible debenture to $28,571. The carrying value had been accreted over the term of the convertible debenture up to its face value of $50,000. This loan and related accrued interest were written off on March 31, 2021 (see Note 4 below).

NOTE 4 - WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURING PRIOR TO THE COMPANY ABANDONMENT

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

NOTE 5 - CAPITAL STOCK

Common Shares Issued for Services

During the years ended December 31, 2021, the Company issued a total of 30,000,000 shares of its common stock for services rendered. These shares were valued at $753,000, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based consulting fees of $753,000 for the year ended December 31, 2021.

NOTE 6 - COMMITMENTS

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $ 1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of December 31, 2021, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

NOTE 7 - MATERIAL EVENTS

On September 14, 2021, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with Yong Bai Chao New Retail (Shenzhen) Co. Ltd. (“YBC”). Pursuant to the terms of the Acquisition Agreement, the Company agreed to acquire all of the issued and outstanding securities of YBC in exchange for 50 million shares of its common stock. The closing of this transaction is subject to certain terms and conditions described in the Acquisition Agreement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2021. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 due to the Company’s limited financial and personnel resources.

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

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 20121 We have identified the following material weakness as of December 31, 2021:

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the most recently completed year that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

                None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our officers and directors as of the date of this Report:

Name	Age	Office(s)
Wang Fei	34	President and Director
TANG Yanying	44	Chief Financial Officer
ZHU Luzhen	39	Secretary
LU Zhengpeng	41	Marketing Director, Director
YANG Li	33	Administrative Director, Director
MA Daquan	40	Director

Mr. Wang Fei, age 34, founded Yongbaichao New Retail Co., Ltd. in 2020 and has served as the company’s director and chief executive officer since inception. Yongbaichao New Retail is an e-commerce enterprise that currently offers a range of wine and spirits and that intends to branch out into other retail goods. In 2017, Mr. Wang founded Shandong Yuyi Extraordinary Culture and Art Company and held various positions, including the Chairman and chief executive officer from 2017 to 2019. From 2015 to 2017, he served as the design president of Shandong Mingjia Group. From 2011 to 2014, Mr. Wang was the vice president of the Seventh Branch of China Aerospace Construction Group Co., Ltd. Mr. Wang Fei received his bachelor’s degree in architecture from Inner Mongolia University of Science and Technology in 2009.

Ms. Tang Yanying, age 44, has served as the Chief Financial Officer of Yongbaichao New Retail (Shenzhen) Co., Ltd. since February 2021. She holds an intermediate accountant certificate, has more than 20 years of financial work experience, and has extensive experience in financial budgeting, accounting, analysis and management. From June 2011 to October 2020, Ms. Tang served as the group financial manager of Shenzhen Dongfang Jinyu Jewelry Industry Co., Ltd., a listed company in China’s A-share market (Code: 600086) and participated in the company’s 750 million bond issuance project. From November 2005 to May 2011, she worked as the accounting supervisor in Shanghai Weiji International Logistics Co., Ltd. Shenzhen Branch. And during July 2002 to November 2005, she worked as accountant in Shenzhen Sanjiu Property Management Co., Ltd.. From September 2017 to July 2020, she studied at China University of Geosciences, majoring in accounting, and graduated with a bachelor’s degree. Ms. Tang Yanying brings to the board her deep experience in financial budgeting, accounting, analysis and management and knowledge of PRC financial laws, financial systems and taxation policies.

Ms. Zhu Luzhen, age 39, has served as the Secretary of Yongbaichao New Retail (Shenzhen) Co., Ltd. since February 2021. Ms Zhu worked successively as the secretary of the board of directors in Shenzhen Guojin Guoyin Holdings Co., Ltd. from September 2018 to May 2020, and in Shenzhen Ounai New Materials Co., Ltd. (stock code: 839679) from May 2018 to August 2018. During May 2017 to April 2018, Ms. Zhu founded Shenzhen Ruize Industrial Co., Ltd. and worked as General Manager. From May 2012 to December 2016, she had a partner in Shenzhen Yiwei Culture Development Co., Ltd. and served as Operation Manager. Ms Zhu Luzhen studied at Bangor University of Welsh, UK, studying for a degree in MBA Banking & Finance in 2009 and studied Pre-Masters in Business, Social Science & Law at Glasgow University, UK in 2008. She holds Secretary of the Board of Directors Certificate of NEEQ and Shenzhen Stock Exchange, certificate of practice in securities and funds, certificate of securities investment consulting business. Ms.. Zhu brings to the Board her experience as a corporate secretary for publicly listed companies.

Mr. Lu Zhengpeng, age 41, has served as Marketing Director of Yongbaichao New Retail (Shenzhen) Co., Ltd. since February 2020. From January 2020 to January 2021, he worked in Linghe Investment Holding Group (Shenzhen) Co., Ltd. as Vice President. During January 2012 to August 2019, he served as General Manager in Dandong Yipinyuan Trading Co., Ltd.. From May 2008 to December 2011, Mr Lu worked in the corporate business department of the Dandong branch of the Postal Savings Bank of China, and was awarded the title of Advanced Worker of the Dandong Branch of Postal Savings Bank of China in 2012. Mr .Lu was graduated from Dandong Normal University in 2003, majoring in economics and trade. Mr. Lu brings to the board his experience in marketing and retail operations.

Ms. Yang Li, age 33, has served as Administrative Director of Yongbaichao New Retail (Shenzhen) Co., Ltd. since February 2021. From 2019 to present, she established Niling (Guangzhou) Biotechnology Co., Ltd. and served as its General Manager. From January 2011 till December 2018, she worked as a General Manager in her self-operated Hanshu cosmetics chain store. Ms. Yang studied at Changsha Normal School and obtained a college degree in English Education from 2005 to 2010. Ms. Yang holds a primary school teacher qualification certificate. Ms. Yang brings to the board her experience in the management and operation of retail chains.

Mr. Ma Daquan, age 40, has served as an independent director of Yongbaichao New Retail (Shenzhen) Co., Ltd. since March 2021. From July 2016 to December 2021, Mr. Ma was the general manager of Xiaoen Asset Management Co., Ltd., where he participated in the operation and maintenance of the entire industry chain of Financial Holding Group, registered and launched a number of equity funds, securities funds and other funds and undertook many non-performing asset projects. From June 2014 till July 2016, he served as Deputy General Manager of Equity Investment Fund Management (Beijing) Co., Ltd. He served as General Manager of Shenyang Advertising Media Co., Ltd. from December 2012 through October 2014. He holds certificates of practice in securities, funds and futures. Mr. Ma received his Bachelor’s Degree in Computer Science and Technology from the Artillery Command College of the People’s Liberation Army in 2010. Mr. Ma brings to the board his extensive experience in corporate domestic and overseas listing counseling, asset securitization and investment banking.

None of foregoing persons has a direct family relationship with any of the Company’s directors or executive officers, or any person nominated or chosen by the Company to become a director or executive officer.

None of foregoing officers and directors will receive compensation in connection with their service on our Board of Directors or as an executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing similar functions. The functions of those committees are being undertaken by our Board. . As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officers and holders of more than 10% of an equity security registered pursuant to Section 12 of the Exchange Act to file various reports with the SEC. Our equity securities are not registered pursuant to Section 12 of the Exchange Act, so our directors, executive officers and 10% holders are not subject to Section 16(a).

Notwithstanding the foregoing, each of our below enumerated executive officers and directors that were appointed to serve in their offices on January 25, 2022 did not file the required Form 3s.:

Name	Office(s)
TANG Yanying	Chief Financial Officer
ZHU Luzhen	Secretary
LU Zhengpeng	Marketing Director, Director
YANG Li	Administrative Director, Director
MA Daquan	Director

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

Until such time as we establish a Compensation Committee, our Board is responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. We expect to annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. We process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, we expect to review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

The Chief Executive Officer periodically provides the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We currently engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Our executive compensation program consists of the following elements:

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer reflects our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board considers all of these factors, though it does not assign specific weights to any factor. The Board generally reviews the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Compensation of Executive Officers

Since January 2020, the Company has not paid any compensation to any employee, executive or director.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

Compensation of Directors

We have no arrangements for the remuneration of our directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities. No compensation was paid to our director for her service as a director during the year ended December 31, 2021.

Employment Agreements

There are no current employment agreements between the Company and our executive officer or understandings regarding future compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2021.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We do not currently have a compensation committee of our Board of Directors. The Board as a whole determines executive compensation.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2021, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

 Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2021. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

WANG Fei

LU Zhengpeng

YANG Li

MA Daquan

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 28, 2022, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

 Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Ever Harvest International Group, Inc., 3209, South Building, Building 3, No. 39 Hulan, West Road, Boashan District, Shanghai PRC.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (1)
WANG Fei	80,000,000	59%
LU Zheng Peng	-	-
YANG Li	-	-
MA Daquan	-	-

All officers and directors as a group (6 persons)	80,000,000	59%

(1)

Applicable percentage ownership is based on 135,569,068 shares of common stock outstanding as of March 28, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of March 28, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 28, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Since December 2018, the Company has utilized office space provided free of charge by its officer.

Director Independence

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system. In its review to determine the independence of each director, however, our Board considered relationships and transactions since incorporation between each director or any member of her immediate family, on the one hand, and us and our subsidiaries and affiliates, on the other hand, adhering to the corporate governance standards of NASDAQ even though we are not a listed company. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined MA Daquan would qualify as an independent director under the criteria established by NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2021 and 2020 provided by BF Borgers CPA PC.

All audit work was performed by the full time employees of BF Borgers CPA PC for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by BF Borgers CPA PC, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

	2021	2020

Audit Fees	$12,960	$6,000

Audit-Related Fees		6,000

Tax Fees

All Other Fees

Total	$12,960	$12,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation dated June 15, 2016 (1)
3.2	Bylaws (2)
4.1	Specimen of Common Stock Certificate*
4.2	Description of Securities
10.1	Company Acquisition Agreement, dated September 14, 2021, by and between Environmental Control Corp and Yong Bai Chao New Retail (Shenzhen ) Co. Ltd. *
24	Power of Attorney*
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.*

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
99.1	Custodial Order (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

______________

* Filed herewith.

(1)	Incorporated by reference from registration statement on Form 10 filed with the Securities and Exchange Commission on January 24, 2020.
(2)	Incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 23, 2004.

 ITEM 16. FORM 10-K SUMMARY.

                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yong Bai Chao New Retail Corporation

Date: March 31, 2022	By:	/s/ Wang Fei
	Name:	Wang Fei
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WANG Fei	Chief Executive Officer and Director
WANG Fei	(Principal Executive Officer)	March 31, 2022

/s/ TAN Yanying*	Chief Financial Officer	March 31, 2022
TAN Yanying	(Principal Financial Officer)

/s/ ZHU Luzhen*	Secretary	March 31, 2022
ZHU Luzhen

/s/ LU Zhengpeng*	Marketing Director and Director	March 31, 2022
LU Zhengpeng

/s/ YANG Li*	Administrative Director and Director	March 31, 2022
YANG Li

/s/ MA Daquan*	Director	March 31, 2022
MA Daquan

Representing all of the members of the Board of Directors.

* By	/s/ WANG Fei
WANG Fei
Attorney-in-Fact**

* By authority of the power of attorney filed herewith

