Form 10-Q
period 2022-03-31
Yong Bai Chao New Retail Corp
filed 2022-05-23
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-206764

Yong Bai Chao New Retail Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

No. 3205-3209, South Building, No. 3, Intelligence Industrial Park, No.39 Hulan West Road, Baoshan District, Shanghai, China
(Address of principal executive offices) (Zip Code)

+86-135-8568-1065

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) or the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒     No  ☐

As of May 23, 2022, there were 135,569,068 shares of Common Stock issued and outstanding.

Yong Bai Chao New Retail Corporation

(Formerly known as Environmental Control Corp.)

FORM 10-Q

March 31, 2022

FORWARD LOOKING STATEMENTS

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (including any statements regarding the Company’s outlook for fiscal 2022 and beyond). Any forward-looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.

Unless otherwise indicated, references to “we,” “us,” “our,” or “Company” mean Yong Bai Chao New Retail Corporation and references to “fiscal” mean the Company’s fiscal year ended December 31.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED BALANCE SHEETS

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,715	$2,431
Accounts payable and accrued liabilities - related parties	258,591	252,341
Due to related party	33,637	13,716
Convertible debentures - related parties	250,000	250,000

TOTAL CURRENT LIABILITIES	544,943	518,488

TOTAL LIABILITIES	544,943	518,488

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock ($0.001 par value; 200,000,000 shares authorized; 135,944,068 shares issued and 135,569,068 shares outstanding)	141,945	141,945
Common stock to be issued	2,282	2,282
Less: common stock held in treasury, at cost; 375,000 shares	-	375
Additional paid-in capital	2,854,763	2,854,388
Accumulated deficit	(3,543,933)	(3,517,478)

TOTAL STOCKHOLDERS' DEFICIT	(544,943)	(518,488)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021

Revenue	$-	$-

Operating Expenses:
Professional fees	20,205	6,000

Total Operating Expenses	20,205	6,000

Loss from Operations	(20,205)	(6,000)

Other Income (Expense):
Gain on extinguishment of debt	-	54,368
Interest expense	(6,250)	(7,502)

Total Other (Expense) Income	(6,250)	46,866

(Loss) Income Before Income Taxes	(26,455)	40,866

Income Taxes	-	-

Net (Loss) Income	$(26,455)	$40,866

Net (loss) income per common share:
Basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic and diluted	135,569,068	105,569,068

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Common	Treasury Stock		Additional		Total
	Number of		Stock to	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2022	135,944,068	$141,945	$2,282	375,000	$375	$2,854,388	$(3,517,478)	$(518,488)

Correction of an error	-	-	-	-	(375)	375	-	-

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	(26,455)	(26,455)

Balance at March 31, 2022	135,944,068	$141,945	$2,282	375,000	$-	$2,854,763	$(3,543,933)	$(544,943)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Common	Additional		Total
	Number of		Stock to	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Be Issued	Capital	Deficit	Deficit

Balance at January 1, 2021	105,569,068	$111,945	$2,282	$2,071,913	$(2,766,597)	$(580,457)

Write-off of old debts	-	-	-	50,000	-	50,000

Net income for the three months ended March 31, 2021	-	-	-	-	40,866	40,866

Balance at March 31, 2021	105,569,068	$111,945	$2,282	$2,121,913	$(2,725,731)	$(489,591)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,455)	$40,866
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of accrued interest on extinguished debt	-	(54,368)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	284	6,000
Accounts payable and accrued liabilities - related parties	6,250	7,502
Due to related party	19,921	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	-	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no revenue or positive cash flows for the three months ended March 31, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

Basis of Presentation

These interim financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed financial statements have been included. The results reported in the condensed financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

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

Income Taxes

Income taxes are provided in accordance with ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Per Share Data

ASC Topic 260 “Earnings per Share,” requires presentation of both basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

YONG BAI CHAO NEW RETAIL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements

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

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had working capital deficit of $544,943 at March 31, 2022 and has incurred recurring net loss of $26,455 for the three months ended March 31, 2022. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

NOTE 2 – RELATED PARTY TRANSACTIONS

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

YONG BAI CHAO NEW RETAIL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – RELATED PARTY TRANSACTIONS (continued)

Convertible Debentures Issued to Related Parties and Accrued Interest (continued)

As of March 31, 2022 and December 31, 2021, the related accrued and unpaid interest for these related party loans was $258,591 and $252,341, respectively, and has been included in accounts payable and accrued liabilities – related parties on the accompanying condensed balance sheets.

Due to Related Party

The Company’s CEO, Fei Wang, paid certain expenses on behalf of the Company. As of March 31, 2022 and December 31, 2021, the Company had a payable amount to this related party of $33,637 and $13,716, respectively.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying unaudited condensed financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 4 – COMMITMENTS AND CONTINCENGIES

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company must also issue 75,000 shares within 7 days of signing the agreement. Any payments over 45 days will be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company will issue an additional 75,000 shares. On January 1, 2011, the agreement was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of March 31, 2022 and December 31, 2021, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three months ended March 31, 2022 and 2021 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Effective October 28, 2021, the Company’s name was changed to Yong Bai Chao New Retail Corporation.

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no revenue or positive cash flows for the three months ended March 31, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue. We did not generate any revenue during the three months ended March 31, 2022 and 2021.

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of accounting fees, legal service charges, transfer agent fees, and filing fees etc.

For the three months ended March 31, 2022, total operating expenses amounted to $20,205 as compared to $6,000 for the three months ended March 31, 2021, an increase of $14,205 or 236.8%. The increase was primarily due to an increase in accounting fees and legal service charges.

Other Income (Expense). Other income (expense) includes gain on extinguishment of debt and interest expense.

For the three months ended March 31, 2022, total other expense amounted to $6,250 as compared to total other income of $46,866 for the three months ended March 31, 2021, a change of $53,116 or 113.3%. The change was due to a decrease in gain on extinguishment of debt of approximately $54,000, offset by a decrease in interest expense of approximately $1,000 as a result of reduction in debt.

Net (Loss) Income. During the three months ended March 31, 2022 and 2021, we had net loss of $26,455 and net income of $40,866, respectively.

Liquidity and Capital Resources

At March 31, 2022, we did not have any cash, while, we had liabilities of $544,943, and had a working capital deficit of $544,943. We expect to incur continued losses during the remainder of 2022, possibly even longer.

Net cash flow provided by operating activities was $0 for the three months ended March 31, 2022. These included changes in operating assets and liabilities totaling approximately $26,000, offset by net loss of approximately $26,000.

Net cash flow provided by operating activities was $0 for the three months ended March 31, 2021. These included net income of approximately $41,000 and changes in operating assets and liabilities totaling approximately $13,000, offset by the non-cash item adjustment consisting of write-off of accrued interest on extinguished debt of approximately $54,000.

We expect to require working capital of approximately $40,000 over the next 12 months to meet our financial obligations.

We are a shell company with no revenue generating activities. We anticipate that our operating activities will generate negative net cash flow during the remaining year of 2022. The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder advances in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures may not be effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting.

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation dated June 15, 2016 (1)
3.2	By-Laws (2)
4.1	Specimen of Common Stock Certificate (3)
4.2	Description of Securities (3)
10.1	Company Acquisition Agreement, dated September 14, 2021, by and between Environmental Control Corp and Yong Bai Chao New Retail (Shenzhen) Co. Ltd. (3)
24	Power of Attorney (3)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference from registration statement on Form 10 filed with the Securities and Exchange Commission on January 24, 2020.

(2)	Incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 23, 2004.

(3)	Incorporated by reference to the Annual Report on Form 10K filed with the Securities and Exchange Commission on March 31, 2022.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Yong Bai Chao New Retail Corporation
(Registrant)

Date: May 23, 2022	By:	/s/ Fei Wang
Fei Wang
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Yanying Tang
Yanying Tang
Chief Financial Officer (Principal Financial and Accounting Officer)

