Form 10-Q/A
period 2022-03-31
Yong Bai Chao New Retail Corp
filed 2022-06-08
CIK 1284454

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________.

Commission File Number 333-206764

Yong Bai Chao New Retail Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

No. 3205-3209, South Building, No. 3, Intelligence Industrial Park, No.39 Hulan West Road, Baoshan District, Shanghai, China
(Address of principal executive offices)

Issuer’s telephone number: +86-135-8568-1065

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☒	No	☐

As of May 23, 2022, there were 135,569,068 shares of Common Stock issued and outstanding.

EXPLANTORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed to correct the original Quarterly Report of Yong Bai Chao New Retail Corporation (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2022 (the “Initial Form 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2022. This Amendment is to delete the signature section of Yanying Tang, the former Chief Financial Officer of the Company, on page 17 of the Initial Form 10-Q and the entirety of Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certified by Yanying Tang. This Amendment is also to delete “Yanying Tang” mentioned in Exhibit 32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 and Yanying Tang’s signature block in Exhibit 32.1. This Amendment is to add the signature section of Min Zhang, the new Chief Financial Officer of the Company, on the signature page of the Amendment. This Amendment is to add the new Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 certified by Min Zhang. This Amendment is also to add Exhibit 32.2 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 certified by Min Zhang. When the Initial Form 10-Q was filed, Yanying Tang was no longer the Chief Financial Officer of the Company. Yanying Tang resigned from the Chief Financial Officer position of the Company on February 11, 2022. Min Zhang was appointed to serve as the new Chief Financial Officer on May 26, 2022.

This Amendment should be read in conjunction with the Original Form 10-Q, is limited in scope to the correction described above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-Q. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraph, this Amendment does not update any of the information contained in the Original Form 10-Q, which continues to speak as of the original filing date of the Original Form 10-Q.

2

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation dated June 15, 2016 (1)
3.2	By-Laws (2)
4.1	Specimen of Common Stock Certificate (3)
4.2	Description of Securities (3)
10.1	Company Acquisition Agreement, dated September 14, 2021, by and between Environmental Control Corp and Yong Bai Chao New Retail (Shenzhen) Co. Ltd. (3)
24	Power of Attorney (3)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1**	Certification of Chief Executive Officer and pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference from registration statement on Form 10 filed with the Securities and Exchange Commission on January 24, 2020.

(2)	Incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 23, 2004.

(3)	Incorporated by reference to the Annual Report on Form 10K filed with the Securities and Exchange Commission on March 31, 2022.

*	Filed herewith.

**

The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Yong Bai Chao New Retail Corporation
(Registrant)

Date: June 8, 2022	By:	/s/ Fei Wang
Fei Wang
Chief Executive Officer and Director (Principal Executive Officer)

Date: June 8, 2022	By:	/s/ Min Zhang
Min Zhang
Chief Financial Officer (Principal Financial and Accounting Officer)

