Form 10-Q
period 2022-06-30
Yong Bai Chao New Retail Corp
filed 2022-08-19
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 14, 2022, there were 189,119,068 shares of Common Stock issued and outstanding.

Yong Bai Chao New Retail Corporation

(Formerly known as Environmental Control Corp.)

FORM 10-Q

June 30, 2022

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

Unless otherwise indicated, references to “we,” “us,” “our,” or “Company” mean Yong Bai Chao New Retail Corporation and references to “fiscal” mean the Company’s fiscal year December 31.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

YONG BAI CHAO NEW RETAIL CORPORATION
(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)
CONDENSED BALANCE SHEETS

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Due from related party	9,440	-

TOTAL CURRENT ASSETS	9,440	-

TOTAL ASSETS	$9,440	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,877	$2,431
Accounts payable and accrued liabilities - related parties	264,841	252,341
Due to related party	-	13,716
Convertible debentures - related parties	250,000	250,000

TOTAL CURRENT LIABILITIES	518,718	518,488

TOTAL LIABILITIES	518,718	518,488

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock ($0.001 par value; 190,000,000 shares authorized; 189,494,068 shares issued and 189,119,068 shares outstanding at June 30, 2022; 135,944,068 shares issued and 135,569,068 shares outstanding at December 31, 2021)	195,495	141,945
Common stock to be issued	2,282	2,282
Less: common stock held in treasury, at cost; 375,000 shares	-	375
Additional paid-in capital	2,854,763	2,854,388
Accumulated deficit	(3,561,818)	(3,517,478)

TOTAL STOCKHOLDERS' DEFICIT	(509,278)	(518,488)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,440	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating Expenses:
Professional fees	11,635	3,850	31,840	9,850
Stock issued for services	-	753,000	-	753,000

Total Operating Expenses	11,635	756,850	31,840	762,850

Loss from Operations	(11,635)	(756,850)	(31,840)	(762,850)

Other (Expense) Income:
Gain on extinguishment of debt	-	-	-	54,368
Interest expense	(6,250)	(6,250)	(12,500)	(13,752)

Total Other (Expense) Income	(6,250)	(6,250)	(12,500)	40,616

Loss Before Income Taxes	(17,885)	(763,100)	(44,340)	(722,234)

Income Taxes	-	-	-	-

Net Loss	$(17,885)	$(763,100)	$(44,340)	$(722,234)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	170,288,299	135,569,068	153,024,593	120,651,941

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Common Stock		Common	Treasury Stock		Additional		Total
	Number of		Stock to	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	135,944,068	$141,945	$2,282	375,000	$375	$2,854,388	$(3,517,478)	$(518,488)

Correction of an error	-	-	-	-	(375)	375	-	-

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	(26,455)	(26,455)

Balance at March 31, 2022	135,944,068	141,945	2,282	375,000	-	2,854,763	(3,543,933)	(544,943)

Common stock sold for cash	53,550,000	53,550	-	-	-	-	-	53,550

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	(17,885)	(17,885)

Balance at June 30, 2022	189,494,068	$195,495	$2,282	375,000	$-	$2,854,763	$(3,561,818)	$(509,278)

	Common Stock		Common	Additional		Total
	Number of		Stock to	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Be Issued	Capital	Deficit	Deficit

Balance at December 31, 2020	105,569,068	$111,945	$2,282	$2,071,913	$(2,766,597)	$(580,457)

Write-off of old debts	-	-	-	50,000	-	50,000

Net income for the three months ended March 31, 2021	-	-	-	-	40,866	40,866

Balance at March 31, 2021	105,569,068	111,945	2,282	2,121,913	(2,725,731)	(489,591)

Stock issued for services	30,000,000	30,000	-	723,000	-	753,000

Capital contributions	-	-	-	9,850	-	9,850

Net loss for the three months ended June 30, 2021	-	-	-	-	(763,100)	(763,100)

Balance at June 30, 2021	135,569,068	$141,945	$2,282	$2,854,763	$(3,488,831)	$(489,841)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,340)	$(722,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	753,000
Write-off of accrued interest on extinguished debt	-	(54,368)
Changes in operating assets and liabilities:
Due from related party	(9,440)	-
Accounts payable and accrued liabilities	1,446	-
Accounts payable and accrued liabilities - related parties	12,500	13,752
Due to related party	(13,716)	-

NET CASH USED IN OPERATING ACTIVITIES	(53,550)	(9,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	53,550	-
Capital contributions to pay for expenses	-	9,850

NET CASH PROVIDED BY FINANCING ACTIVITIES	53,550	9,850

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Yong Bai Chao New Retail Corporation (“we”, “us”, or the “Company”) (formerly knowns as Boss Minerals, Inc. and Environmental Control Corp., respectively) was organized under the laws of the State of Nevada on February 17, 2004. The Company’s fiscal year end is December 31st.

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no revenue or positive cash flows from operating activities for the six months ended June 30, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to mainly consist of accounting fees and filing fees etc. related to maintaining a public company.

On September 14, 2021, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with Yong Bai Chao New Retail (Shenzhen) Co. Ltd. (“YBC”). Pursuant to the terms of the Acquisition Agreement, the Company agreed to acquire all of the issued and outstanding securities of YBC in exchange for 50,000,000 shares of its common stock. The closing of this transaction is subject to certain terms and conditions described in the Acquisition Agreement.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

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

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had working capital deficit of $509,278 at June 30, 2022 and has incurred recurring net loss of $44,340 for the six months ended June 30, 2022. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

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

As of June 30, 2022 and December 31, 2021, the related accrued and unpaid interest for these related party loans was $264,841 and $252,341, respectively, and has been included in accounts payable and accrued liabilities – related parties on the accompanying condensed balance sheets.

Due from/(to) Related Party

The Company’s CEO, Fei Wang, paid certain expenses on behalf of the Company. During the second quarter of 2022, the Company sold 53,550,000 shares of common stock for $53,550. As the Company does not have a bank account, the fund was deposited directly to Mr. Wang’s personal bank account and was accounted for as a decrease in due to related party.

As of June 30, 2022 and December 31, 2021, the Company had a receivable (payable) amount to this related party of $9,440 and $(13,716), respectively.

NOTE 3 – STOCKHOLDERS’ DEFICIT

Common Stock Sold for Cash

In the second quarter of 2022, the Company sold 53,550,000 shares of common stock at a purchase price of $0.001 per share to investors pursuant to stock purchase agreements. The Company did not engage any placement agent with respect to the sales. The Company received proceeds of $53,550.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying unaudited condensed financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 5 – COMMITMENTS AND CONTINCENGIES

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to such agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company should have issued 75,000 shares within 7 days of signing the agreement. Any payments over 45 days would be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company should issue additional 75,000 shares. On January 1, 2011, the agreement with the investor relation firm was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of June 30, 2022 and December 31, 2021, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

NOTE 6 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

In December 2018, Mr. Glass sold 60 million shares of common stock, representing all of the shares he owned in the Company, and equal to 56.83% of the total number of outstanding shares of the Company’s common stock, to Lili Xin for the sum of $90,000. Ms. Chang became acquainted with Mr. Glass through a mutual associate and they subsequently negotiated a deal for his control block of shares in the Company. Concurrent with the sale of his shares, the board of directors appointed Ms. Chang as the President and as a director of the Company and resigned from all positions he held with the Company.

On May 22, 2019, the Company filed a Form 15 with the SEC terminating the registration of its class of common stock under Section 12(g) of the Exchange Act and its duty to file periodic and other reports with the SEC.

In December 12, 2019, the Company filed a registration statement on Form 10 to register its class of common stock under the Exchange Act, and the registration statement automatically became effective in February 2020.

On June 29, 2021, Lili Xin, our former Chief Executive Officer, Chief Financial Officer, director and principal stockholder of the Company (“Ms. Xin”), and Fei Wang (“Mr. Wang”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Ms. Xin agreed to sell to Mr. Wang 80,000,000 shares of Common Stock registered in her name (the “Shares”), representing 59% of the outstanding shares of common stock in the Company, at a purchase price of Three Hundred Fifty Thousand Dollars ($350,000). The seller relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to Mr. Wang. The funds came from the personal funds of Mr. Wang, and was not the result of a loan. The closing occurred August 10, 2021.

In connection with such sale, Lili Xin, the then CEO, President and CFO resigned from all of her positions associated with the Company. Concurrently therewith, Mr. Wang was appointed to serve as the sole executive officer and director of the Company.

On September 14, 2021, the Company entered into a Company Acquisition Agreement (the “Acquisition Agreement”) with Yong Bai Chao New Retail (Shenzhen) Co. Ltd. (“YBC”). Pursuant to the terms of the Acquisition Agreement, the Company agreed to acquire all of the issued and outstanding securities of YBC in exchange for 50 million shares of our common stock. After the consummation of the acquisition, the Company is obligated to change its name to Yong Bai Chao New Retail Corp. Fei Wang, our sole executive officer and director, also serves as the Chief Executive Officer and Director of YBC. This transaction has not yet consummated, and the closing of this transaction is subject to certain terms and conditions described in the Acquisition Agreement. In effectuating the transaction contemplated in the Acquisition Agreement, the Company intends to rely on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended.

Effective October 28, 2021, the Company’s name changed to Yong Bai Chao New Retail Corporation.

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no revenue or positive cash flows from operating activities for the six months ended June 30, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to primarily consist of accounting fees and filing fees related to maintaining itself as a public company.

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

Results of Operations

Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

Revenue. We did not generate any revenue during the three and six months ended June 30, 2022 and 2021.

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have mainly consisted of accounting fees, legal service fees, filing fees, and etc.

For the three months ended June 30, 2022, total operating expenses amounted to $11,635 as compared to $756,850 for the three months ended June 30, 2021, representing a decrease of $745,215 or 98.5%. The decrease was due to a decrease in stock issued for services of $753,000, offset by an increase in professional fees of approximately $8,000.

For the six months ended June 30, 2022, total operating expenses amounted to $31,840 as compared to $762,850 for the six months ended June 30, 2021, reflecting a decrease of $731,010 or 95.8%. The decrease was due to a decrease in stock issued for services of $753,000, offset by an increase in professional fees of approximately $22,000.

Other (Expense) Income. Other (expense) income includes gain on extinguishment of debt and interest expense.

For both of the three months ended June 30, 2022 and 2021, total other expense amounted to $6,250.

For the six months ended June 30, 2022, total other expense amounted to $12,500 as compared to total other income of $40,616 for the six months ended June 30, 2021, a change of $53,116 or 130.8%. The change was due to a decrease in gain on extinguishment of debt of approximately $54,000, offset by a decrease in interest expense of approximately $1,000 as a result of reduction in debt.

Net Loss. As a result of the factors described above, we had net loss of $17,885 and $763,100, respectively, for the three months ended June 30, 2022 and 2021. As a result of the factors described above, we had net loss of $44,340 and $722,234, respectively, for the six months ended June 30, 2022 and 2021,

Liquidity and Capital Resources

At June 30, 2022, we did not have any cash, while, we had liabilities of $518,718, and had a working capital deficit of $509,278. We expect to incur continued losses during the remainder of 2022, possibly even longer.

Net cash flow used in operating activities was $53,550 for the six months ended June 30, 2022. These included our net loss of approximately $44,000, and changes in operating assets and liabilities totaling approximately $9,000.

Net cash flow used in operating activities was $9,850 for the six months ended June 30, 2021. These included net loss of approximately $722,000 and the non-cash item adjustments consisting of write-off of accrued interest on extinguished debt of approximately $54,000, offset by stock issued for services of $753,000 and changes in operating assets and liabilities totaling approximately $14,000.

Net cash flow provided by financing activities was $53,550 for the six months ended June 30, 2022. During the six months ended June 30, 2022, we received proceeds from sale of common stock of approximately $54,000.

Net cash flow provided by financing activities was $9,850 for the six months ended June 30, 2021. During the six months ended June 30, 2021, we acquired cash from capital contributions of approximately $10,000 to pay for expenses.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements .

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2022, the Company sold and issued a total of 53,550,000 shares of the Company’s common stock at a purchase price of $0.001 per share, to the following four shareholders: Lu Zhengpeng, Li Xiaoping, Mi Ruifen, and Yang Li. The shares of common stock were sold to such investors in a private transaction in reliance upon the exemption pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

As previously reported on quarterly reports on Form 10-Q that were filed with the Securities and Exchange Commission on August 16, 2010, November 15, 2010, May 16, 2011, and August 15, 2011 respectively, the Company entered into four Convertible Debenture Agreements (each, a “Liability” and collectively, the “Liabilities”) with a company controlled by a former President of the Company (the “Creditor”), where the Company borrowed $200,000 in total therefrom. Pursuant to each Convertible Debenture Agreement, each of the Liabilities had matured at the fifth anniversary from the date of issuance. All Liabilities have matured with the most recent one matured on April 20, 2016. With the accrued interest through June 30, 2022, the total amount due under the four Convertible Debenture Agreements was $419,160. As of August 16, 2022, the Company has never received from any person or entity any demand for payment of any of the Liabilities.

The Company received a legal opinion letter from its counsel on August 15, 2022 (the “Letter”), stating that subject to the assumptions, qualifications and exceptions set forth therein, as of August 11, 2022, the collection of the Liabilities, including all interest accrued, is time-barred under Nevada law NRS 11.010(2) due to the Creditor’s failure to demand repayments of the Liabilities in a timely manner.

ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

The certification attached as Exhibits 32.1 and 32.2 accompanying this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Yong Bai Chao New Retail Corporation
(Registrant)

Date: August 19, 2022	By:	/s/ Fei Wang
Fei Wang
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2022	By:	/s/ Min Zhang
Min Zhang
Chief Financial Officer (Principal Financial and Accounting Officer)

