Form 10-Q
period 2022-09-30
Yong Bai Chao New Retail Corp
filed 2022-11-21
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of September 30, 2022, there were 189,120,068 shares of Common Stock issued and outstanding.

Yong Bai Chao New Retail Corporation

(Formerly known as Environmental Control Corp.)

FORM 10-Q

September 30, 2022

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

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED BALANCE SHEETS

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,145	$2,431
Accounts payable and accrued liabilities - related parties	-	252,341
Due to related party	34,524	13,716
Convertible debentures - related parties	-	250,000

TOTAL CURRENT LIABILITIES	35,669	518,488

TOTAL LIABILITIES	35,669	518,488

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock ($0.001 par value; 190,000,000 shares authorized; 189,495,068 shares issued and 189,120,068 shares outstanding at September 30, 2022;) 135,944,068 shares issued and 135,569,068 shares outstanding at December 31, 2021)	195,496	141,945
Common stock to be issued	2,282	2,282
Less: common stock held in treasury, at cost; 375,000 shares	-	375
Additional paid-in capital	3,371,271	2,854,388
Accumulated deficit	(3,604,718)	(3,517,478)

TOTAL STOCKHOLDERS' DEFICIT	(35,669)	(518,488)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating Expenses:
Professional fees	41,233	7,156	73,073	17,006
Consulting fees	-	-	-	753,000

Total Operating Expenses	41,233	7,156	73,073	770,006

Loss from Operations	(41,233)	(7,156)	(73,073)	(770,006)

Other Expense:
Interest expense	(1,667)	(6,250)	(14,167)	(20,002)

Total Other Expense	(1,667)	(6,250)	(14,167)	(20,002)

Loss Before Income Taxes	(42,900)	(13,406)	(87,240)	(790,008)

Income Taxes	-	-	-	-

Net Loss	$(42,900)	$(13,406)	$(87,240)	$(790,008)

Net loss per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic	189,119,677	135,569,068	165,188,504	125,678,958
Diluted	189,119,677	141,283,353	165,188,504	125,678,958

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Common Stock		Common	Treasury Stock		Additional		Total
	Number of		Stock to	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	135,944,068	$141,945	$2,282	375,000	$375	$2,854,388	$(3,517,478)	$(518,488)

Correction of an error	-	-	-	-	(375)	375	-	-

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	(26,455)	(26,455)

Balance at March 31, 2022	135,944,068	141,945	2,282	375,000	-	2,854,763	(3,543,933)	(544,943)

Common stock sold for cash	53,550,000	53,550	-	-	-	-	-	53,550

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	(17,885)	(17,885)

Balance at June 30, 2022	189,494,068	195,495	2,282	375,000	-	2,854,763	(3,561,818)	(509,278)

Conversion of related party loans and related accrued interest to equity	-	-	-	-	-	516,508	-	516,508

Common stock sold for cash	1,000	1	-	-	-	-	-	1

Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	(42,900)	(42,900)

Balance at September 30, 2022	189,495,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,604,718)	$(35,669)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common Stock		Common	Additional		Total
	Number of		Stock to	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Be Issued	Capital	Deficit	Deficit

Balance at December 31, 2020	105,569,068	$111,945	$2,282	$2,071,913	$(2,766,597)	$(580,457)

Net loss for the three months ended March 31, 2021	-	-	-	-	(13,502)	(13,502)

Balance at March 31, 2021	105,569,068	111,945	2,282	2,071,913	(2,780,099)	(593,959)

Common stock issued for services	30,000,000	30,000	-	723,000	-	753,000

Conversion of related party payable to equity	-	-	-	9,850	-	9,850

Net loss for the three months ended June 30, 2021	-	-	-	-	(763,100)	(763,100)

Balance at June 30, 2021	135,569,068	141,945	2,282	2,804,763	(3,543,199)	(594,209)

Net loss for the three months ended September 30, 2021	-	-	-	-	(13,406)	(13,406)

Balance at September 30, 2021	135,569,068	$141,945	$2,282	$2,804,763	$(3,556,605)	$(607,615)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,240)	$(790,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based service fees	-	753,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,286)	(50,687)
Accounts payable and accrued liabilities - related parties	14,167	73,120
Due to related party	20,808	14,575

NET CASH USED IN OPERATING ACTIVITIES	(53,551)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	53,551	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	53,551	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party payable, loans and related accrued interest to equity	$516,508	$9,850

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

Currently, the Company only possesses minimal liabilities with no substantial business operations. There were no revenue or positive cash flows from operating activities for the nine months ended September 30, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to mainly consist of accounting fee, legal service fee, and filing fee etc. related to maintaining a public company.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

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

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had working capital deficit of $35,669 at September 30, 2022 and has incurred recurring net loss of $87,240 for the nine months ended September 30, 2022. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

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

For the three months ended September 30, 2022 and 2021, the interest expense related to above borrowings amounted to $1,667 and $6,250, respectively, and has been reflected as interest expense on the accompanying condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the interest expense related to above borrowings amounted to $14,167 and $20,002, respectively, and has been reflected as interest expense on the accompanying condensed statements of operations.

Write-off of Convertible Debentures Issued to Related Parties and Related Accrued Interest

The Company received two legal opinion letters from its counsel in the third quarter of 2022, stating that subject to the assumptions, qualifications and exceptions set forth therein, as of August 11, 2022 and September 2, 2022, the collection of convertible loans with principal of $150,000 and $100,000, respectively, including related accrued and unpaid interest, is time-barred under Nevada law NRS 11.010(2) due to the debenture holders’ failure to demand repayments of these convertible loans in a timely manner.

Therefore, in the third quarter of 2022, the Company determined to write off the related party loans and related accrued and unpaid interest totaling $516,508. The write-off was treated as a capital transaction and the amount was recorded in additional paid-in capital.

Due to Related Party

The Company’s CEO, Fei Wang, paid certain expenses on behalf of the Company. During the nine months ended September 30, 2022, the Company sold 53,551,000 shares of common stock for $53,551. As the Company does not have a bank account, the fund was deposited directly to Mr. Wang’s personal bank account and was accounted for as a decrease in due to related party.

As of September 30, 2022 and December 31, 2021, the Company had a payable amount to this related party of $34,524 and $13,716, respectively.

NOTE 3 – STOCKHOLDERS’ DEFICIT

Common Stock Sold for Cash

In the nine months ended September 30, 2022, the Company sold 53,551,000 shares of common stock at a purchase price of $0.001 per share to investors pursuant to stock purchase agreements. The Company did not engage any placement agent with respect to the sales. The Company received proceeds of $53,551.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying unaudited condensed financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 5 – COMMITMENTS AND CONTINCENGIES

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to such agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company should have issued 75,000 shares within 7 days of signing the agreement. Any payments over 45 days would be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company should issue additional 75,000 shares. On January 1, 2011, the agreement with the investor relation firm was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of both September 30, 2022 and December 31, 2021, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

On June 15, 2016, the Company held a stockholders’ meeting at which the stockholders adopted Amended and Restated Articles of Incorporation of the Company under which the Company increased the total number of shares it is authorized to issue to 190 million shares consisting of 180 million shares of common stock and 10 million shares of blank check preferred stock.

In December 2018, Mr. Glass sold 60 million shares of common stock, representing all of the shares he owned in the Company, and equal to 56.83% of the total number of outstanding shares of the Company’s common stock, to Lili Xin for the sum of $90,000. Ms. Chang became acquainted with Mr. Glass through a mutual associate and they subsequently negotiated a deal for his control block of shares in the Company. Concurrent with the sale of his shares, the board of directors appointed Ms. Chang as the President and as a director of the Company and Mr. Glass resigned from all positions he held with the Company.

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

Effective October 28, 2021, the Company’s name changed to Yong Bai Chao New Retail Corporation.

Currently, the Company only possesses minimal liabilities with no substantial business operations. There were no revenue or positive cash flows from operating activities for the nine months ended September 30, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to primarily consist of accounting fee, legal service fee, and filing fee related to maintaining itself as a public company.

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

Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

Revenue. We did not generate any revenue during the three and nine months ended September 30, 2022 and 2021.

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have mainly consisted of accounting fee, legal service fee, and filing fee.

For the three months ended September 30, 2022, total operating expenses amounted to $41,233 as compared to $7,156 for the three months ended September 30, 2021, representing an increase of $34,077 or 476.2%. The increase was due to an increase in legal service fee of approximately of $30,000 and an increase in other miscellaneous items of approximately $4,000.

For the nine months ended September 30, 2022, total operating expenses amounted to $73,073 as compared to $770,006 for the nine months ended September 30, 2021, reflecting a decrease of $696,933 or 90.5%. The decrease was due to a decrease in stock issued for services of $753,000, offset by an increase in professional fees of approximately $56,000 resulting from an increase in legal service fee of approximately $30,000 and an increase in accounting fee of approximately $26,000.

Other Expense. Other expense includes interest expense.

For the three months ended September 30, 2022, interest expense amounted to $1,667, as compared to $6,250 for the three months ended September 30, 2021, a decrease of $4,583 or 73.3%. For the nine months ended September 30, 2022, interest expense amounted to $14,167, as compared to $20,002 for the nine months ended September 30, 2021, a decrease of $5,835 or 29.2%. The decrease was driven by the reduction in debt.

Net Loss. As a result of the factors described above, we had net loss of $42,900 and $13,406, respectively, for the three months ended September 30, 2022 and 2021. As a result of the factors described above, we had net loss of $87,240 and $790,008, respectively, for the nine months ended September 30, 2022 and 2021,

Liquidity and Capital Resources

At September 30, 2022, we did not have any cash, while, we had liabilities of $35,669, and had a working capital deficit of $35,669. We expect to incur continued losses during the remainder of 2022, possibly even longer.

Net cash flow used in operating activities was $53,551 for the nine months ended September 30, 2022. These included our net loss of approximately $87,000, offset by the changes in operating assets and liabilities totaling approximately $34,000.

Net cash flow used in operating activities was $0 for the nine months ended September 30, 2021. These included net loss of approximately $790,000, offset by the non-cash item adjustment consisting of stock-based service fees of $753,000 and changes in operating assets and liabilities totaling approximately $37,000.

Net cash flow provided by financing activities was $53,551 for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we received proceeds from sale of common stock of approximately $54,000.

There was no financing activity during the nine months ended September 30, 2021.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2022, the Company sold and issued a total of 53,551,000 shares of the Company’s common stock at a purchase price of $0.001 per share, to the following five shareholders: Lu Zhengpeng, Li Xiaoping, Mi Ruifen, Yang Li, and Zhu Hucheng. The shares of common stock were sold to such investors in a private transaction in reliance upon the exemption pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”).

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

Yong Bai Chao New Retail Corporation
(Registrant)

Date: November 21, 2022	By:	/s/ Fei Wang
Fei Wang
Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Min Zhang
Min Zhang
Chief Financial Officer (Principal Financial and Accounting Officer)

