Form 10-K
period 2022-12-31
Yong Bai Chao New Retail Corp
filed 2023-04-21
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56129

YONG BAI CHAO NEW RETAIL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3209, South Building, Building 3, No. 39 Hulan West Road, Boashan District Shanghai PRC	N/A
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +186 21601569

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement2 of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

There was no market for the common stock and accordingly the aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2022, cannot be calculated.

As of March 22, 2023, there were 189,120,068 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

You should read this Form 10-K and the documents that we have filed as exhibits to this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Yong Bai Chao,” “YBCN,” “we,” “us,” “our,” the “Registrant” and the “Company” refer collectively to Yong Bai Chao New Retail Corporation.

PART I

ITEM 1. BUSINESS

Overview

Yong Bai Chao New Retail Corporation (“we”, “us”, or the “Company”) (formerly knowns as Boss Minerals, Inc. and Environmental Control Corp., respectively) is not a Chinese operating company but a Nevada company currently with no meaningful operations or subsidiaries nor has entered into any contractual arrangements with a variable interest entity (“VIE”) based in China.

On September 14, 2021, we entered into a company acquisition agreement (the “Acquisition Agreement”) with Yong Bai Chao New Retail (Shenzhen) Co. Ltd. (“YBC"), pursuant to which we agreed to acquire all of the issued and outstanding securities of YBC in exchange for 50,000,000 shares of our common stock. If we consummate the business combination with YBC, a China-based company with business operations substantially in China pursuant to the Acquisition Agreement, we will be subject to legal and operational risks associated with potentially having substantially all of our operations in China, including risks related to the legal, political and economic policies of the Chinese government, the relations between China and the United States, and changes in Chinese laws and regulations, which could result in a material change in our operations and/or cause the value of our common shares to significantly decline or become worthless and affect our ability to offer or continue to offer securities to investors.

In order to consummate the acquisition of YBC as set forth in the Acquisition Agreement, we may become, directly or indirectly, a counter party to a set of the variable interest entity agreements (the “VIE Agreements”), to which YBC is a party, although we are currently not certain whether we will or need to be involved in a VIE contractual structure in the future. If, upon consummation of the acquisition of YBC, we conduct a substantial majority of our operations through YBC, the operating entity established in the People’s Republic of China, or the PRC, which has entered into the VIE agreements with us or any of our subsidiaries, you will not hold equity interest in the Chinese operating entities and your investment in us will face risks associated with such VIE contractual arrangements. The VIE Agreements or the contractual structure is used to provide non-Chinese investors with exposure to foreign investment in China-based companies where Chinese laws impose certain restrictions on foreign ownership over such companies of certain categories. The VIE Agreements are not equivalent to an equity ownership in the PRC operating entities and the investors may never hold equity interests in such PRC operating entities unless the VIE Agreements are replaced with the direct ownership of such PRC operating companies. The VIE Agreements or such corporate structure have not been tested in court in the PRC.

Our shares of common stock quoted on the OTC Markets are shares of Yong Bai Chao New Retail Corp., the Nevada company that may, after the business combination with YBC, maintain the VIE Agreements with YBC and its associated operating companies. As an investor of our common stock, you may never directly hold equity interests in YBC and its associated operating companies. There is a risk that the Chinese government may in the future seek to affect operations of any company with any level of operations in PRC, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition. If the Chinese regulatory authorities disallowed the VIE structure or any or all of the foregoing were to occur, it could, in turn, result in a material change in our future operations and/or the value of our common stock and/or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

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

On September 14, 2021, the Company entered into a Company Acquisition Agreement (the “Acquisition Agreement”) with Yong Bai Chao New Retail (Shenzhen) Co. Ltd. (“YBC”). Pursuant to the terms of the Acquisition Agreement, the Company agreed to acquire all of the issued and outstanding equity securities of YBC in exchange for 50 million shares of our common stock. After signing the Acquisition Agreement, the Company changed its name to Yong Bai Chao New Retail Corp. Wang Fei, our sole executive officer and director, also serves as the Chief Executive Officer and Director of YBC. This acquisition transaction has not yet consummated, and the closing of this transaction is subject to certain terms and conditions more fully described in the Acquisition Agreement. In effectuating the share exchange, the Company intends to rely on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended. The foregoing description of the Acquisition Agreement is qualified in its entirety by reference to the Acquisition Agreement, which is filed as Exhibit 10.1 to this Annual Report and incorporated herein by reference.

Effective October 28, 2021, the Company’s name was changed to Yong Bai Chao New Retail Corporation.

Effective January 25, 2022, Wang Fei resigned from his positions as Chief Financial Officer and Secretary of the Company. Mr. Wang has retained his position as the Chief Executive Officer and Chairman of the Board of the Company. His resignation was not due to any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Our shares of common stock are currently quoted on the OTC Markets and may be prohibited from trading on a national exchange or “over-the-counter” markets under the Holding Foreign Companies Accountable Act (the “HFCAA”) if the Public Company Accounting Oversight Board (“PCAOB”) determines that it is unable to inspect or fully investigate our auditor and as a result the exchange or OTC Markets where our securities are traded or quoted may delist our securities. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which became effective in December 2022, amending the HFCAA and requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely certain named registered public accounting firms headquartered in mainland China and Hong Kong. Our independent registered public accounting firm is headquartered in the State of California and has been inspected by the PCAOB on a regular basis and as such, it is not affected by or subject to the PCAOB’s Determination Report. On August 26, 2022, the SEC issued a statement announcing that the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong, jointly agreeing on the need for a framework. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China to the PCAOB for inspection or investigation, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA.

Recent Regulatory Development in China

As a Nevada company with minimum operations and without any subsidiary, we are not required to obtain any permission or approval from any Chinese authority to operate the Company and to offer the securities to non-Chinese investors. If we consummate the business combination with YBC, a China-based company pursuant to the Acquisition Agreement dated September 14, 2021, we will be subject to the legal and operational risks associated with having substantially all of our operations in China, including risks related to the legal, political and economic policies of the Chinese government, the relations between China and the United States, and changes in Chinese laws and regulations, which could result in a material change in our operations and/or cause the value of our common shares to significantly decline or become worthless and affect our ability to offer or continue to offer securities to investors. The enforcement of laws and rules and regulations in China can change quickly with little advance notice and Chinese government may intervene or influence our future China-based operations at any time. The Chinese government may exert substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain any approval or permit from Chinese authorities to list on U.S exchanges or get quoted on the OTC Markets, however, if we were required to obtain such approval in the future and were denied permission from Chinese authorities to list on a U.S. exchange or get quoted on the OTC Markets, we would not be able to continue being quoted on the OTC Markets or obtain listing on a U.S. exchange and the value of our common shares may significantly decline or become worthless, which would materially affect the interest of the investors. Although our management will endeavor to evaluate the risks inherent in a particular opportunity, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In order to consummate the acquisition of YBC as set forth in the Acquisition Agreement, we may become, directly or indirectly, a counter party to a set of the VIE Agreements, to which YBC is a party, although we are currently not certain whether we will or need to be involved in a VIE contractual structure in the future. If, upon consummation of the acquisition of YBC, we conduct a majority of our operations through YBC, the operating entity established in the PRC, which has entered into the VIE agreements with us or any of our subsidiaries, you will not hold equity interest in the Chinese operating entities and your investment in us will face risks associated with such VIE contractual arrangements. The VIE Agreements or the contractual structure is used to provide non-Chinese investors with exposure to foreign investment in China-based companies where Chinese laws impose certain restrictions on foreign ownership over such companies of certain categories. The VIE Agreements are not equivalent to an equity ownership in the PRC operating entities and the investors may never hold equity interests in such PRC operating entities unless the VIE Agreements are replaced with the direct ownership of such PRC operating companies. The VIE Agreements or such corporate structure have not been tested in court in the PRC. If we are involved with the VIE agreements after the completion of the acquisition of YBC or any other China-based company, the changes of interpretation or determination of the VIE agreements under the PRC laws and regulations may result in our inability to assert contractual control over the assets in the PRC, which may constitute substantially all of our future operations.

Our shares of common stock are shares of Yong Bai Chao New Retail Corp, the Nevada company that may, after the business combination with YBC, get involved in the VIE agreements with YBC. As an investor of our common stock, you may never directly hold equity interests in YBC if the VIE structure is implemented. There is a risk that the Chinese government may in the future seek to affect operations of any company with any level of operations in the PRC, including its ability to offer securities to foreign investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition. If the Chinese regulatory authorities disallowed the VIE structure or any or all of the foregoing were to occur, after the business combination with YBC, it could, in turn, result in a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. On December 28, 2021, thirteen governmental departments of the PRC, including the Cyberspace Administration of China (the “CAC”), issued the Cybersecurity Review Measures, which became effective on February 15, 2022. The Cybersecurity Review Measures provide that an online platform operator, which possesses personal information of at least one million users, must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries. Because we are currently a shell company and have not consummated the business combination with YBC or any Chinese operating companies, we do not possess personal information from more than one million users at this moment, and thus we are currently not subject to the cybersecurity review by the CAC. In addition, as of the date of this report, we were not involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor did we receive any inquiry, notice, or sanction related to cybersecurity review under the Cybersecurity Review Measures. As of the date of this report, no relevant laws or regulations in the PRC explicitly required us to seek approval from the China Securities Regulatory Commission (the “CSRC”) or any other PRC governmental authorities for our overseas listing or quotation, nor did we receive any inquiry, notice, warning or sanctions regarding our overseas trading of our securities from the CSRC or any other PRC governmental authorities. Also as of the date of this report, we were not in a monopolistic position.

In summary, the recent statements and regulatory actions by the Chinese government related to the use of variable interest entities and data security or antimonopoly concerns have not affected our ability to proceed with the acquisition of YBC or seek and identify a new potential acquisition target nor have affected our ability to continue to be quoted on the OTC Markets. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain what the potential impact such modified or new laws and regulations will have on YBC or other target companies, the ability to accept foreign investments and our ability to continue to trade our common stock in the U.S. after we consummate a business combination with a company with all or substantially all of its operations in the PRC. The Standing Committee of the National People’s Congress (the “SCNPC”) or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that would require us or any of our future affiliated entities to obtain regulatory approval from Chinese authorities in order to continue trading in the U.S.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 3209, South Building, Building 3, No. 39 Hulan West Road, Baoshan District Shanghai PRC. We use this office space free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a business transaction, if ever.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “YBCN”. As of April 12, 2023, the last closing price of our securities was $0.0121.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2022:
Fourth Quarter	$0.0390	$0.01
Third Quarter	$0.0465	$0.0210
Second Quarter	$0.0650	$0.0260
First Quarter	$0.0490	$0.0070

Fiscal year ended December 31, 2021:
Fourth Quarter	$0.0596	$0.0240
Third Quarter	$0.09	$0.0112
Second Quarter	$0.0596	$0.0250
First Quarter	$0.565	$0.0175

Holders

As of March 22, 2023, we had 37 record holders and 189,120,068 shares of common stock outstanding.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

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

Effective October 28, 2021, the Company’s name changed to Yong Bai Chao New Retail Corporation.

Currently, the Company only possesses minimal liabilities with no substantial business operations. There were no revenue or positive cash flows from operating activities for the year ended December 31, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to primarily consist of accounting fee, legal service fee, and filing fee related to maintaining itself as a public company.

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

Our significant accounting policies are described in the Notes to these financial statements. Currently, based on the Company’s limited activity, we do not believe that there are any accounting policies that require the application of difficult, subjective or complex judgments.

Results of Operations

The Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021:

Revenue. We did not generate any revenue during the years ended December 31, 2022 and 2021.

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have mainly consisted of accounting fee, legal service fee, and filing fee.

For the year ended December 31, 2022, total operating expenses amounted to $82,046 as compared to $778,997 for the year ended December 31, 2021, representing a decrease of $696,951 or 89.5%. The decrease was mainly due to a decrease in consulting fee of $753,000, offset by an increase in professional fees of $57,115.

Other Income (Expense). Other income (expense) includes gain on extinguishment of debt and related interest and interest expense.

For the year ended December 31, 2021, total other income amounted to $54,368. The other income in the year December 31, 2021 was due to a gain recognized on the Extinguishment of Debt.

For the year ended December 31, 2022, interest expense amounted to $14,167, as compared to $26,252 for the year ended December 31, 2021, a decrease of $12,085 or 46.0%. The decrease was driven by the reduction in debt.

Net Loss. As a result of the factors described above, we had net loss of $96,213 and $750,881, respectively, for the years ended December 31, 2022 and 2021.

Liquidity and Capital Resources

At December 31, 2022, we did not have any cash, while, we had liabilities of $44,642, and had a working capital deficit of $44,642.

Net cash flow used in operating activities was $53,551 for the year ended December 31, 2022. These included our net loss of $96,213, offset by the changes in operating assets and liabilities totaling $42,662.

Net cash flow provided by financing activities was $53,551 for the year ended December 31, 2022. During the year ended December 31, 2022, we received proceeds from sale of common stock of $53,551.

We are a shell company with no revenue generating activities. The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder advances in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

COVID-19

On March 11, 2020, the World Health Organization officially declared the outbreak of the novel coronavirus COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases has resulted in a widespread health crisis that has significantly adversely affected businesses of all types, economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could have been materially and adversely affected. Although China reopened its border and lowered the COVID-19 related restrictions early 2023, we may be unable to complete a business combination if the Chinese government resumes or increases COVID-19 related restrictive measures on travel, in-person meetings and gatherings. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If there are future disruptions posed by COVID-19 or other health-related matters of global concern in the future, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located in this Annual Report on Form 10-K and incorporated herein by reference.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company’s principal executive officer and principal financial officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2022. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 due to the Company’s limited financial and personnel resources.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control-Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. We have identified the following material weakness as of December 31, 2022:

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

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our officers and directors as of the date of this Report:

Directors and Executive Officers	Age	Position / Title
Fei Wang	38	Chief Executive Officer, President and Director
Min Zhang	42	Chief Financial Officer
Jianbao Huang	35	Secretary
Zhengpeng Lu	42	Marketing Director, Director
Li Yang	35	Administrative Director, Director
Yanying Feng	38	Director

Mr. Fei Wang founded Yongbaichao New Retail Co., Ltd. in 2020 and has served as the company’s director and chief executive officer since inception. Yongbaichao New Retail is an e-commerce enterprise that currently offers a range of wine and spirits and that intends to branch out into other retail goods. In 2017, Mr. Wang founded Shandong Yuyi Extraordinary Culture and Art Company and held various positions, including the Chairman and chief executive officer from 2017 to 2019. From 2015 to 2017, he served as the design president of Shandong Mingjia Group. From 2011 to 2014, Mr. Wang was the vice president of the Seventh Branch of China Aerospace Construction Group Co., Ltd. Mr. Wang Fei received his bachelor’s degree in architecture from Inner Mongolia University of Science and Technology in 2009.

Mr. Min Zhang joined Yong Bai Chao New Retail (Shenzhen) Co., Ltd. in March 2022 as the Chief Financial Officer and later the Company in May 2022 as the Chief Financial Officer of the Company. Prior to joining the Company, Mr. Zhang was an Audit Director at Enesoon Group from March 2020 to March 2022. Mr. Zhang was an Assistant of Chief Financial Officer and a Manager of Financial Management Department at Shenzhen Harxon Corporation from December 2014 to February 2020. Mr. Zhang obtained his Bachelor’s degree in Economics from Nanchang University in July 2005. He has the accounting practice license of Mid-Level Accountant in People’s Republic of China and the U.S. Certified Management Accountant.

Mr. Jianbao Huang joined the Company as Secretary of the Board of Directors in May 2022, and has been engaged in equity investment, financing, and Mergers & Acquisition since 2013. Mr. Huang joined Yong Bai Chao New Retail (Shenzhen) Ltd. in April 2022 and the Company in May 2022. Previously, Mr. Huang was an Investment Director at Junqi Capital Management (Shenzhen) Co., Ltd. from November 2021 to April 2022. Prior to that, Mr. Huang was an Investment Director at Shenzhen Yibai Network Technology Co., Ltd. from March 2021 to August 2021. Mr. Huang was also an Investment Director at EEKA Fashion Holdings Limited from September 2018 to March 2021. Before that, he was an Investment Director at Qianhai Yixin (Shenzhen) Asset Management Co., Ltd. from March 2017 to September 2018. Mr. Huang also worked at Oriental Wise Asset Management Co. Ltd. as a Project Manager from December 2014 to March 2017. Mr. Huang graduated from Northwest Minzu University with a Bachelor degree in Law in 2013. Mr. Huang holds the Certificate of Board of Directors of Shenzhen Securities Exchange, China Securities Practice Qualification Certificate, China Equity Practice Qualification Certificate, China Fund Practice Qualification Certificate, and International Accountant Certificate.

Mr. Zhenpeng Lu has served as Marketing Director of Yongbaichao New Retail (Shenzhen) Co., Ltd. since February 2020. From January 2020 to January 2021, he worked in Linghe Investment Holding Group (Shenzhen) Co., Ltd. as Vice President. During January 2012 to August 2019, he served as General Manager in Dandong Yipinyuan Trading Co., Ltd. From May 2008 to December 2011, Mr Lu worked in the corporate business department of the Dandong branch of the Postal Savings Bank of China, and was awarded the title of Advanced Worker of the Dandong Branch of Postal Savings Bank of China in 2012. Mr .Lu was graduated from Dandong Normal University in 2003, majoring in economics and trade. Mr. Lu brings to the board his experience in marketing and retail operations.

Ms. Li Yang has served as Administrative Director of Yongbaichao New Retail (Shenzhen) Co., Ltd. since February 2021. From 2019 to present, she established Niling (Guangzhou) Biotechnology Co., Ltd. and served as its General Manager. From January 2011 till December 2018, she worked as a General Manager in her self-operated Hanshu cosmetics chain store. Ms. Yang studied at Changsha Normal School and obtained a college degree in English Education from 2005 to 2010. Ms. Yang holds a primary school teacher qualification certificate. Ms. Yang brings to the board her experience in the management and operation of retail chains.

Ms. Yanying Feng is currently an attorney at Guangdong Junyan Law Firm, and she has been working at Guangdong Junyan Law Firm since November 2013. Ms. Feng has been practicing law for more than 12 years. Her primary practice areas include cross-border investments and commercial disputes. Ms. Feng obtained her Master degree in Civil and Commercial Law from Macau University of Science and Technology in 2009 and obtained her Bachelor degree in Law from Guangdong University of Finance and Economics in 2007. Ms. Feng holds People’s Republic of China Attorney Practice Certificate, Certificate of Qualification of Independent Director at Shenzhen Securities Exchange, and China Certificate of Qualification of Fund Practice. Ms. Feng is also a member of the Pioneer Talent Pool of Guangdong Foreign Practice Attorneys.

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

Code of Ethics

The Company, as of this time, has not adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has three (3) persons who are the only stockholders and who serve as the directors and officers. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of a Code of Ethics at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are no activities or transactions which would be subject to this code. At the time the Company enters into a business combination, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

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

Notwithstanding the foregoing, each of our below enumerated executive officers and directors did not file the required Form 3s:

Name	Office(s)
Fei Wang	Chief Executive Officer, President and Director
Zhengpeng Lu	Marketing Director, Director
Li Yang	Administrative Director, Director
Min Zhang	Chief Financial Officer
Yanying Feng	Director

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the fiscal year ended December 31, 2022.

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

Compensation of Executive Officers and Directors

Since January 2020, the Company has not paid any compensation to any employee, executive or director.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

We have no arrangements for the remuneration of our directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities. No compensation was paid to our director for her service as a director during the year ended December 31, 2022.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended December 31, 2022 and December 31, 2021.

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Fei Wang	2022	None	None	None	None	None
Chief Executive Officer, President, and Director	2021	None	None	None	None	None

Yanying Tang	2022	None	None	None	None	None
Former Chief Financial Officer(1)	2021	None	None	None	None	None

Luzhen Zhu	2022	None	None	None	None	None
Former Secretary(2)	2021	None	None	None	None	None

Zhenpeng Lu	2022	None	None	None	None	None
Marketing Director, Director	2021	None	None	None	None	None

Li Yang	2022	None	None	None	None	None
Administrative Director, Director	2021	None	None	None	None	None

Daquan Ma	2022	None	None	None	None	None
Former Director(3)	2021	None	None	None	None	None

Min Zhang	2022	None	None	None	None	None
Chief Financial Officer (4)	2021	N/A	N/A	N/A	N/A	N/A

Jianbao Huang	2022	None	None	None	None	None
Secretary (4)	2021	N/A	N/A	N/A	N/A	N/A

Yanying Feng	2022	None	None	None	None	None
Director (4)	2021	N/A	N/A	N/A	N/A	N/A

(1)	On February 11, 2022, Yanying Tang resigned from the Chief Financial Officer position of the Company, effective on February 11, 2022.
(2)	On March 28, 2022, Luzhen Zhu resigned from the Secretary of the Board of Directors position of the Company, effective on March 28, 2022.
(3)	On May 25, 2022, Daquan Ma resigned from the Independent Director position of the Board, effective on May 25, 2022.
(4)

On May 26, 2022, the Board of Directors of the Company appointed: (i) Min Zhang as the new Chief Financial Officer to fill the vacancy created by Ms. Tang’s resignation; (ii) Jianbao Huang as the new Secretary of the Board of Directors to fill the vacancy created by Ms. Zhu’s resignation; and (iii) Yanying Feng as the new Director to fill the vacancy created by Mr. Ma’s resignation.

Employment Agreements

There are no current employment agreements between the Company and our executive officer or understandings regarding future compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2022.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2022, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 22, 2023, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares of Class Owned (1)
Directors and Executive Officers
Fei Wang	80,000,000	*	42.30%
Zhengpeng Lu	27,200,000	*	14.38%
Li Yang	14,000,000	*	7.40%
Min Zhang	-		-
Yanying Feng	-		-
Officers and directors as a group (5 persons)	121,200,000		64.09%
5% or more owners
Environmental Control Corp.	22,500,000	*	11.90%

*Restricted Shares

(1)

Applicable percentage ownership is based on 189,120,068 shares of common stock outstanding as of March 22, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of March 22, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 22, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

For the years ended December 31, 2022 and 2021, the interest expense related to above borrowings amounted to $14,167 and $26,252, respectively, and has been reflected as interest expense on the accompanying statements of operations.

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

Due to Related Party

The Company’s CEO, Fei Wang, paid certain expenses on behalf of the Company. During the year ended December 31, 2022, the Company sold 53,551,000 shares of common stock for $53,551. As the Company does not have a bank account, the fund was deposited directly to Mr. Wang’s personal bank account and was accounted for as a decrease in due to related party. As of December 31, 2021, the Company had a payable amount to him of $42,674.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal year ended December 31, 2021 provided by BF Borgers CPA PC and the fiscal year ended December 31, 2022 provided by KCCW Accountancy Corp.

All audit work was performed by the full time employees of BF Borgers CPA PC for the fiscal year ended December 31, 2021 and KCCW Accountancy Corp. for the fiscal year ended December 31, 2022, respectively. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by BF Borgers CPA PC and KCCW Accountancy Corp., but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

	2022	2021

Audit Fees	$9,000	$12,960

Audit-Related Fees

Tax Fees

All Other Fees

Total	$9,000	$12,960

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

(3)	Exhibits

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation dated June 15, 2016 (1)
3.2	Bylaws (2)
4.1	Specimen of Common Stock Certificate (3)
4.2	Description of Securities (4)
10.1	Company Acquisition Agreement, dated September 14, 2021, by and between Environmental Control Corp and Yong Bai Chao New Retail (Shenzhen ) Co. Ltd. (5)
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.*

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
99.1	Custodial Order (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

______________

* Filed herewith.

(1)	Incorporated by reference from registration statement on Form 10 filed with the Securities and Exchange Commission on January 24, 2020.
(2)	Incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 23, 2004.
(3)	Incorporated by reference to Exhibit 4.1 included in the quarterly report on Form 10-Q/A filed with the Securities and Exchange Commission on June 8, 2022.
(4)	Incorporated by reference to Exhibit 4.2 included in the quarterly report on Form 10-Q/A filed with the Securities and Exchange Commission on June 8, 2022.
(5)	Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2021

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yong Bai Chao New Retail Corporation

Date: April 21, 2023	By:	/s/ Wang Fei
	Name:	Wang Fei
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fei Wang	Chief Executive Officer and Director
Fei Wang	(Principal Executive Officer)	April 21, 2023

/s/ Min Zhang	Chief Financial Officer	April 21, 2023
Min Zhang	(Principal Financial Officer)

/s/ Zhengpeng Lu	Director	April 21, 2023
Zhengpeng Lu

/s/ Li Yang	Director	April 21, 2023
Li Yang

/s/ Yanying Feng	Director	April 21, 2023
Yanying Feng

YONG BAI CHAO NEW RETAIL CORPORATION

December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Yong Bai Chao New Retail Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yong Bai Chao New Retail Corporation (the “Company”) as of December 31, 2022, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with the U.S. generally accepted accounting principles in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has minimal operations, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2022.

Diamond Bar, California

April 20, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Yong Bai Chao New Retail Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yong Bai Chao New Retail Corporation as of December 31, 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

March 31, 2022

YONG BAI CHAO NEW RETAIL CORPORATION
(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)
BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,968	$2,431
Accounts payable and accrued liabilities - related parties	-	252,341
Due to related party	42,674	13,716
Convertible debentures - related parties	-	250,000

TOTAL CURRENT LIABILITIES	44,642	518,488

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at December 31, 2022 and December 31, 2021)	-	-
Common stock ($0.001 par value; 190,000,000 shares authorized; 189,495,068 shares issued and 189,120,068 shares outstanding at December 31, 2022 ; 135,944,068 shares issued and 135,569,068 shares outstanding at December 31, 2021)	195,496	141,945
Common stock to be issued	2,282	2,282
Treasury Stock	-	375
Additional paid-in capital	3,371,271	2,854,388
Accumulated deficit	(3,613,691)	(3,517,478)

TOTAL STOCKHOLDERS' DEFICIT	(44,642)	(518,488)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021

Revenue	$-	$-

Operating Expenses:
Consulting fees	-	753,000
Professional fees	82,046	24,931
Other general and administrative	-	1,066

Total Operating Expenses	82,046	778,997

Loss from Operations	(82,046)	(778,997)

Other Income (Expense):
Gain on extinguishment of debt and related interest	-	54,368
Interest expense	(14,167)	(26,252)

Total Other Income (Expense)	(14,167)	28,116

Loss Before Income Taxes	(96,213)	(750,881)

Income Taxes	-	-

Net Loss	$(96,213)	$(750,881)

Net income (loss) per common share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic	171,220,569	128,171,808
Diluted	171,220,569	128,171,808

The accompanying notes are an integral part of these financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Common	Treasury Stock		Additional		Total
	Number of		Number of		Stock to	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	-	$-	105,569,068	$111,945	$2,282	-	$-	$2,071,913	$(2,766,597)	$(580,457)
Common stock issued for services	-	-	30,000,000	30,000	-	-	-	723,000	-	753,000
Treasury Stock	-	-	-	-	-	375,000	375	(375)	-	-
Conversion of related party payable to equity	-	-	-	-	-	-	-	9,850	-	9,850
Write off debts	-	-	-	-	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	-	-	-	-	(750,881)	(750,881)
Balance at December 31, 2021	-	-	135,569,068	141,945	2,282	375,000	375	2,854,388	(3,517,478)	(518,488)
Correction of an error	-	-	-	-	-	-	(375)	375	-	-
Conversion of related party loans and related accrued interest to equity	-	-	-	-	-	-	-	516,508	-	516,508
Common stock sold for cash	-	-	53,551,000	53,551	-	-	-	-	-	53,551
Net loss	-	-	-	-	-	-	-	-	(96,213)	(96,213)
Balance at December 31, 2022	-	$-	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,613,691)	$(44,642)

The accompanying notes are an integral part of these financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,213)	$(750,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based service fees	-	753,000
Write off of accrued interest on extinguished debt	-	(54,368)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(463)	(50,687)
Accounts payable and accrued liabilities - related parties	14,167	79,370
Due to related party	28,958	23,566

NET CASH USED IN OPERATING ACTIVITIES	(53,551)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions of capital	53,551	-

NET CASH PROVIDED BY FINANCING ACTIVITES	53,551	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party payable to equity	$516,508	$9,850

The accompanying notes are an integral part of these financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Yong Bai Chao New Retail Corporation (“we”, “us”, or the “Company”) (formerly known as Boss Minerals, Inc. and Environmental Control Corp., respectively) was organized under the laws of the State of Nevada on February 17, 2004. The Company’s fiscal year end is December 31st.

Currently, the Company only possesses minimal liabilities with no substantial business operations. There were no revenue or positive cash flows from operating activities for the year ended December 31, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to mainly consist of legal service fee, accounting fee, and filing fee etc. related to maintaining a public company.

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

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2022 and December 31, 2021.

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

Fair Value of Financial Instruments and Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to concentration of credit risk. The Company has not experienced losses and management believes the Company is not exposed to significant credit risks.

Going Concern Risk

As reflected in the accompanying financial statements, the Company had working capital deficit of $44,642 at December 31, 2022 and has incurred recurring net loss of $96,213 for the year ended December 31, 2022. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s financial statements are available to be issued. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

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

For the years ended December 31, 2022 and 2021, the interest expense related to above borrowings amounted to $14,167 and $26,252, respectively, and has been reflected as interest expense on the accompanying statements of operations.

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

Due to Related Party

The Company’s CEO, Fei Wang, paid certain expenses on behalf of the Company. During the year ended December 31, 2022, the Company sold 53,551,000 shares of common stock for $53,551. As the Company does not have a bank account, the fund was deposited directly to Mr. Wang’s personal bank account and was accounted for as a decrease in due to related party. As of December 31, 2022, the Company had a payable amount to him of $42,674.

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

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common Shares Issued for Services

During the year ended December 31, 2021, the Company issued a total of 30,000,000 shares of its common stock for services rendered. These shares were valued at $753,000, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based consulting fees of $753,000 for the year ended December 31, 2021.

Common Stock Sold for Cash

During the year ended December 31, 2022, the Company sold 53,551,000 shares of common stock at a purchase price of $0.001 per share to investors pursuant to stock purchase agreements. The Company did not engage any placement agent with respect to the sales. The Company received proceeds of $53,551.

NOTE 6 – COMMITMENTS AND CONTINCENGIES

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to such agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company should have issued 75,000 shares within 7 days of signing the agreement. Any payments over 45 days would be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company should issue additional 75,000 shares. On January 1, 2011, the agreement with the investor relation firm was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of December 31, 2022 and 2021, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2022 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

