Form 10-Q
period 2023-03-31
Yong Bai Chao New Retail Corp
filed 2023-05-23
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of March 31, 2023, there were 189,120,068 shares of Common Stock issued and outstanding.

Yong Bai Chao New Retail Corporation

(Formerly known as Environmental Control Corp.)

FORM 10-Q

March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$26,145	$1,968
Due to related party	43,497	42,674

TOTAL CURRENT LIABILITIES	69,642	44,642

TOTAL LIABILITIES	69,642	44,642

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022)	-	-
Common stock ($0.001 par value; 190,000,000 shares authorized; 189,495,068 shares issued and 189,120,068 shares outstanding at March 31, 2023 and December 31, 2022)	195,496	195,496
Common stock to be issued	2,282	2,282
Treasury stock	-	-
Additional paid-in capital	3,371,271	3,371,271
Accumulated deficit	(3,638,691)	(3,613,691)

TOTAL STOCKHOLDERS’ DEFICIT	(69,642)	(44,642)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Revenue	$-	$-

Operating Expenses:
Professional fees	25,000	20,205

Total Operating Expenses	25,000	20,205

Loss from Operations	(25,000)	(20,205)

Other Income (Expense):
Interest expense	-	(6,250)

Total Other Income (Expense)	-	(6,250)

Loss Before Income Taxes	(25,000)	(26,455)

Income Taxes	-	-

Net Loss	$(25,000)	$(26,455)

Net loss per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	189,120,068	135,569,068
Diluted	189,120,068	135,569,068

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

	Common Stock		Common	Treasury Stock		Additional		Total
	Number of Shares	Amount	Stock to Be Issued	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at December 31, 2022	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,613,691)	$(44,642)

Net loss	-	-	-	-	-	-	(25,000)	(25,000)

Balance at March 31, 2023	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,638,691)	$(69,642)

Balance at December 31, 2021	135,569,068	$141,945	$2,282	375,000	$375	$2,854,388	$(3,517,478)	$(518,488)

Correction of an error	-	-	-	-	(375)	375	-	-

Net loss	-	-	-	-	-	-	(26,455)	(26,455)

Balance at March 31, 2022	135,569,068	$141,945	$2,282	375,000	$-	$2,854,763	$(3,543,933)	$(544,943)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

(FORMERLY KNOWN AS ENVIRONMENTAL CONTROL CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,000)	$(26,455)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	24,177	284
Accounts payable and accrued liabilities - related parties	-	6,250
Due to related party	823	19,921

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET INCREASE IN CASH

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Currently, the Company only possesses minimal liabilities with no substantial business operations. There were no revenue or positive cash flows from operating activities for the three months ended March 31, 2023. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to mainly consist of legal service fee, accounting fee, and filing fee etc. related to maintaining a public company.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 21, 2023.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of March 31, 2023 and December 31, 2022.

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

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had accumulated deficit of $3,638,691 and working capital deficit of $69,642 at March 31, 2023. The Company has incurred recurring net loss of $25,000 for the three months ended March 31, 2023. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

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

For the three months ended March 31, 2023 and 2022, the interest expense related to above borrowings amounted to $0 and $6,250, respectively, and has been reflected as interest expense on the accompanying statements of operations.

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

As of March 31, 2023 and December 31, 2022, the Company had a payable amount to him of $43,497 and $42,674, respectively.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying unaudited condensed financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 4 – COMMITMENTS AND CONTINCENGIES

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to such agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company should have issued 75,000 shares within 7 days of signing the agreement. Any payments over 45 days would be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company should issue additional 75,000 shares. On January 1, 2011, the agreement with the investor relation firm was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of March 31, 2023 and December 31, 2022, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2023 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Cautionary Note Regarding Forward-Looking Statements

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (including any statements regarding the Company’s outlook for fiscal 2023 and beyond). Any forward-looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three months ended March 31, 2023 and 2022 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Effective October 28, 2021, the Company’s name changed to Yong Bai Chao New Retail Corporation.

Currently, the Company only possesses minimal liabilities with no substantial business operations. There were no revenue or positive cash flows from operating activities for the three months ended March 31, 2023. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to primarily consist of accounting fee, legal service fee, and filing fee related to maintaining itself as a public company.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue. We did not generate any revenue during the three months ended March 31, 2023 and 2022.

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which mainly consisted of accounting fee, legal service fee, and filing fee.

For the three months ended March 31, 2023, total operating expenses amounted to $25,000 as compared to $20,205 for the three months ended March 31, 2022, an increase of $4,795 or 23.7%. The increase was primarily due to an increase in accounting fees of $5,975, offset by a decrease in other miscellaneous items of $1,180.

Other Expense. Other expense includes interest expense.

For the three months ended March 31, 2023, interest expense amounted to $0, as compared to $6,250 for the three months ended March 31, 2022, a decrease of $6,250 or 100.0%. The decrease was driven by the write-off the debt.

Net Loss. As a result of the factors described above, we had net loss of $25,000 and $26,455, respectively, for the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

At March 31, 2023, we did not have any cash, while, we had liabilities of $69,642, and had a working capital deficit of $69,642. We expect to incur continued losses during the remainder of 2023, possibly even longer.

Net cash flow provided by operating activities was $0 for the three months ended March 31, 2023. These included our net loss of $25,000, offset by the changes in operating assets and liabilities totaling $25,000.

Net cash flow provided by operating activities was $0 for the three months ended March 31, 2022. These included our net loss of $26,455, offset by the changes in operating assets and liabilities totaling $26,455.

We expect to require working capital of approximately $75,000 over the next 12 months to meet our financial obligations.

We are a shell company with no revenue generating activities. We anticipate that our operating activities will generate negative net cash flow during the remaining year of 2023. The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder advances in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting.

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the quarter ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this quarterly report, pursuant to Item 601 of Regulation S-K. All exhibits are attached hereto unless otherwise noted.

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

Yong Bai Chao New Retail Corporation
(Registrant)

Date: May 23, 2023	By:	/s/ Fei Wang
Fei Wang
Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2023	By:	/s/ Min Zhang
Min Zhang
Chief Financial Officer (Principal Financial and Accounting Officer)

