Form 10-Q
period 2023-06-30
Yong Bai Chao New Retail Corp
filed 2023-08-21
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of June 30, 2023, there were 189,495,068 shares of Common Stock issued, of which 189,120,068 shares were outstanding.

Yong Bai Chao New Retail Corporation

(Formerly known as Environmental Control Corp.)

FORM 10-Q

June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

YONG BAI CHAO NEW RETAIL CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,942	$1,968
Due to related party	82,497	42,674

TOTAL CURRENT LIABILITIES	88,439	44,642

TOTAL LIABILITIES	88,439	44,642

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at June 30, 2023 and December 31, 2022)	-	-
Common stock ($0.001 par value; 190,000,000 shares authorized; 189,495,068 shares issued and 189,120,068 shares outstanding at June 30, 2023 and December 31, 2022)	195,496	195,496
Common stock to be issued	2,282	2,282
Treasury Stock	-	-
Additional paid-in capital	3,371,271	3,371,271
Accumulated deficit	(3,657,488)	(3,613,691)

TOTAL STOCKHOLDERS’ DEFICIT	(88,439)	(44,642)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Operating Expenses:
Professional fees	18,797	11,635	43,797	31,840

Total Operating Expenses	18,797	11,635	43,797	31,840

Loss from Operations	(18,797)	(11,635)	(43,797)	(31,840)

Other Income (Expense):
Interest expense	-	(6,250)	-	(12,500)

Total Other Income (Expense)	-	(6,250)	-	(12,500)

Loss Before Income Taxes	(18,797)	(17,885)	(43,797)	(44,340)

Income Taxes	-	-	-	-

Net Loss	$(18,797)	$(17,885)	$(43,797)	$(44,340)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	189,120,068	170,288,299	189,120,068	153,024,593

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock		Common	Treasury Stock		Additional		Total
	Number of		Stock to	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2022	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,613,691)	$(44,642)
Net loss	-	-	-	-	-	-	(25,000)	(25,000)
Balance at March 31, 2023	189,120,068	195,496	2,282	375,000	-	3,371,271	(3,638,691)	(69,642)
Net loss	-	-	-	-	-	-	(18,797)	(18,797)
Balance at June 30, 2023	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,657,488)	$(88,439)

Balance at December 31, 2021	135,569,068	$141,945	$2,282	375,000	$375	$2,854,388	$(3,517,478)	$(518,488)
Correction of an error	-	-	-	-	(375)	375	-	-
Net loss	-	-	-	-	-	-	(26,455)	(26,455)
Balance at March 31, 2022	135,569,068	141,945	2,282	375,000	-	2,854,763	(3,543,933)	(544,943)
Common stock sold for cash	53,550,000	53,550	-	-	-	-	-	53,550
Net loss	-	-	-	-	-	-	(17,885)	(17,885)
Balance at June 30, 2022	189,119,068	$195,495	$2,282	375,000	$-	$2,854,763	$(3,561,818)	$(509,278)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,797)	$(44,340)
Changes in operating assets and liabilities:
Due from related party	-	(9,440)
Accounts payable and accrued liabilities	3,974	1,446
Accounts payable and accrued liabilities - related parties	-	12,500
Due to related party	39,823	(13,716)

NET CASH USED IN OPERATING ACTIVITIES	-	(53,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		53,550

NET CASH PROVIDED BY FINANCING ACTIVITES	-	53,550

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Currently, the Company only possesses minimal liabilities with no substantial business operations. There were no revenue or positive cash flows from operating activities for the six months ended June 30, 2023. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to mainly consist of legal service fee, accounting fee, and filing fee etc. related to maintaining a public company.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of June 30, 2023 and December 31, 2022.

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

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had accumulated deficit of $3,657,488 and working capital deficit of $88,439 on June 30, 2023. The Company has incurred recurring net loss of $43,797 for the six months ended June 30, 2023. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

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

For the three months ended June 30, 2023 and 2022, the interest expense related to above borrowings amounted to $0 and $6,250, respectively, and has been reflected as interest expense on the accompanying statements of operations.

For the six months ended June 30, 2023 and 2022, the interest expense related to above borrowings amounted to $0 and $12,500, respectively, and has been reflected as interest expense on the accompanying statements of operations.

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

As of June 30, 2023 and December 31, 2022, the Company had a payable amount owed to him of $82,497 and $42,674, respectively.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying unaudited condensed financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 4 – COMMITMENTS AND CONTINCENGIES

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to such agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company should have issued 75,000 shares within 7 days of signing the agreement. Any payments over 45 days would be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued at December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company should issue additional 75,000 shares. On January 1, 2011, the agreement with the investor relation firm was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of June 30, 2023 and December 31, 2022, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

NOTE 5 - STOCKHOLDERS’ DEFICIT

On May 11, 2023, the Company’s board of directors approved the amendment to and adoption of the amended and restated articles of incorporation (the “Amended and Restated Articles of Incorporation”), to effect a 1-for-20 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”). On May 17, 2023, the majority stockholders by written consent adopted and ratified the Amended and Restated Articles of Incorporation.

As a result of the Reverse Stock Split, each 20 shares of common stock will become and be consolidated into one share of common stock, The Reverse Stock Split will become effective upon the filing of the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. To date when the financial statements are available to be issued, the Amended and Restated Articles of Incorporation have not been filed with the Secretary of the State of Neveda.

As of June 30, 2023 and December 31, 2022, there were 189,120,068 (pre reverse split) shares of common stock outstanding.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2023 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Effective October 28, 2021, the Company’s name changed to Yong Bai Chao New Retail Corporation.

Currently, the Company only possesses minimal liabilities with no substantial business operations. There were no revenue or positive cash flows from operating activities for the three and six months ended June 30, 2023. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to primarily consist of accounting fee, legal service fee, and filing fee related to maintaining itself as a public company.

On May 11, 2023, the Company’s board of directors approved the amendment to and adopting of the amended and restated articles of incorporation (the “Amended and Restated Articles of Incorporation”), to effect a 1-for-20 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 20 shares of common stock (the “Old Shares”) will become and be consolidated into one share of common stock (the “New Shares”), with stockholders who would receive a fractional share to receive a whole number of one share. Accordingly, the number of shares of common stock issued and outstanding will decrease from 189,120,068 to approximately 9,456,004. Since additional fractional shares may be issued in order to round up fractional shares, we currently do not know the exact number of New Shares that will be outstanding after the Reverse Stock Split. The Reverse Stock Split will become effective upon the filing of the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. The Amended and Restated Articles of Incorporation have not been filed with the Secretary of the State of Neveda as of the date when the financial statements are available to be issued.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenue

We did not generate any revenue during the three months ended June 30, 2023 and 2022.

Operating Expenses

Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which mainly consisted of accounting fee, legal service fee, and filing fee.

For the three months ended June 30, 2023, total operating expenses amounted to $18,797 as compared to $11,635 for the three months ended June 30, 2022, an increase of $7,162 or 61.56%. The increase was primarily due to increases in legal fees of $12,000 and Edgar filing fees of $812, offset by decreases in accounting fees of $1,150, audit fees of $3,500, and stock transfer agent fees of $1,000.

Other Expense

The Company’s other expense consists of interest expense.

For the three months ended June 30, 2023, interest expense amounted to $0, as compared to $6,250 for the three months ended June 30, 2022, a decrease of $6,250 or 100.0%. The decrease was driven by the write-off the debt.

Net Loss

As a result of the factors described above, we had a net loss of $18,797 for the three months ended June 30, 2023 as compared to $17,885 for the three months ended June 30, 2022, an increase of $912 or 5.1%.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenue

We did not generate any revenue during the six months ended June 30, 2023 and 2022.

Operating Expenses

Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which mainly consisted of accounting fee, legal service fee, and filing fee.

For the six months ended June 30, 2023, total operating expenses amounted to $43,797 as compared to $31,840 for the six months ended June 30, 2022, an increase of $11,957 or 37.55%. The increase was primarily due to increases in legal fees of $12,000, accounting fees of $1,725, and Edgar filing fees of $232, offset by decreases in stock transfer agent fees of $1,600 and audit fees of $400.

Other Expense

The Company’s other expense consists of interest expense.

For the six months ended June 30, 2023, interest expense amounted to $0, as compared to $12,500 for the six months ended June 30, 2022, a decrease of $12,500 or 100.0%. The decrease was driven by the write-off the debt.

Net Loss

As a result of the factors described above, we had a net loss of $43,797 for the six months ended June 30, 2023, as compared to $44,340 for the six months ended June 30, 2022, a decrease of $543 or 1.22%.

Liquidity and Capital Resources

On June 30, 2023, we did not have any cash, while, we had liabilities of $88,439 and had a working capital deficit of $88,439. We expect to incur continued losses during the remainder of 2023, possibly even longer.

Net cash flow provided by operating activities was $0 for the six months ended June 30, 2023. These included our net loss of $43,797, offset by the changes in operating assets and liabilities totaling $43,797.

Net cash flow used in operating activities was $53,550 for the six months ended June 30, 2022. These included our net loss of $44,340, and changes in operating assets and liabilities totaling $9,210.

Net cash flow provided by financing activities was $0 for the six months ended June 30, 2023.

Net cash flow provided by financing activities was $53,550 for the six months ended June 30, 2022. During the six months ended June 30, 2022, we received proceeds from sale of common stock of $53,550.

We expect to require working capital of approximately $75,000 over the next 12 months to meet our financial obligations.

We are a shell company with no revenue generating activities. We anticipate that our operating activities will generate negative net cash flow during the remaining year of 2023. The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder advances in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2023.

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

None in the quarter ended June 30, 2023.

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

Yong Bai Chao New Retail Corporation
(Registrant)

Date: August 21, 2023	By:	/s/ Fei Wang
Fei Wang
Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Min Zhang
Min Zhang
Chief Financial Officer (Principal Financial and Accounting Officer)

