Form 10-Q
period 2023-09-30
Yong Bai Chao New Retail Corp
filed 2023-11-14
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of September 30, 2023, there were 189,495,068 shares of Common Stock issued, of which 189,120,068 shares were outstanding.

Yong Bai Chao New Retail Corporation

(Formerly known as Environmental Control Corp.)

FORM 10-Q

SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

YONG BAI CHAO NEW RETAIL CORPORATION
CONDENSED BALANCE SHEETS
	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,572	$1,968
Due to related party	91,837	42,674

TOTAL CURRENT LIABILITIES	98,409	44,642

TOTAL LIABILITIES	98,409	44,642

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at September 30, 2023 and December 31, 2022)	-	-
Common stock ($0.001 par value; 190,000,000 shares authorized; 189,495,068 shares issued and 189,120,068 shares outstanding at September 30, 2023 and December 31, 2022)	195,496	195,496
Common stock to be issued	2,282	2,282
Treasury Stock	-	-
Additional paid-in capital	3,371,271	3,371,271
Accumulated deficit	(3,667,458)	(3,613,691)

TOTAL STOCKHOLDERS’ DEFICIT	(98,409)	(44,642)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Operating Expenses:
Professional fees	9,970	41,233	53,767	73,073

Total Operating Expenses	9,970	41,233	53,767	73,073

Loss from Operations	(9,970)	(41,233)	(53,767)	(73,073)

Other Income (Expense):
Interest expense	-	(1,667)	-	(14,167)

Total Other Income (Expense)	-	(1,667)	-	(14,167)

Loss Before Income Taxes	(9,970)	(42,900)	(53,767)	(87,240)

Income Taxes	-	-	-	-

Net Loss	$(9,970)	$(42,900)	$(53,767)	$(87,240)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	189,120,068	189,119,677	189,120,068	165,188,504

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock			Treasury Stock
	Number of		Common Stock to	Number of		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2022	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,613,691)	$(44,642)
Net loss	-	-	-	-	-	-	(25,000)	(25,000)
Balance at March 31, 2023	189,120,068	195,496	2,282	375,000		3,371,271	(3,638,691)	(69,642)
Net loss	-	-	-	-	-	-	(18,797)	(18,797)
Balance at June 30, 2023	189,120,068	195,496	2,282	375,000		3,371,271	(3,657,488)	(88,439)
Net loss	-	-	-	-	-	-	(9,970)	(9,970)
Balance at September 30, 2023	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,667,458)	$(98,409)

Balance at December 31, 2021	135,569,068	$141,945	$2,282	375,000	$375	$2,854,388	$(3,517,478)	$(518,488)
Correction of an error	-	-	-	-	(375)	375	-	-
Net loss	-	-	-	-	-	-	(26,455)	(26,455)
Balance at March 31, 2022	135,569,068	141,945	2,282	375,000	-	2,854,763	(3,543,933)	(544,943)
Common stock sold for cash	53,550,000	53,550	-	-	-	-	-	53,550
Net loss	-	-	-	-	-	-	(17,885)	(17,885)
Balance at June 30, 2022	189,119,068	195,495	2,282	375,000	-	2,854,763	(3,561,818)	(509,278)
Conversion of related party loans and related accrued interest to equity	-	-	-	-	-	516,508	-	516,508
Common stock sold for cash	1,000	1	-	-	-	-	-	1
Net loss	-	-	-	-	-	-	(42,900)	(42,900)
Balance at September 30, 2022	189,120,068	$195,496	$2,282	$375,000	$-	$3,371,271	$(3,604,718)	$(35,669)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,767)	$(87,240)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,604	(1,286)
Accounts payable and accrued liabilities - related parties	-	14,167
Due to related party	49,163	20,808

NET CASH USED IN OPERATING ACTIVITIES	-	(53,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	53,551

NET CASH PROVIDED BY FINANCING ACTIVITES	-	53,551

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party payable to equity	$-	$516,508

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

Currently, the Company only possesses minimal liabilities with no substantial business operations. There was no revenue or positive cash flows from operating activities for the nine months ended September 30, 2023. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to mainly consist of the legal service fee, accounting fee, and filing fee etc. related to maintaining a public company.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of September 30, 2023 and December 31, 2022.

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

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to the concentration of credit risk. The Company has not experienced losses and management believes the Company is not exposed to significant credit risks.

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had accumulated deficit of 3,667,458 and working capital deficit of $98,409 on September 30, 2023. The Company has incurred recurring net loss of $53,767 for the nine months ended September 30, 2023. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

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

For the three months ended September 30, 2023 and 2022, the interest expense related to above borrowings amounted to $0 and $1,667, respectively, and has been reflected as interest expense on the accompanying statements of operations.

For the nine months ended September 30, 2023 and 2022, the interest expense related to the above borrowings amounted to $0 and $14,167, respectively, and has been reflected as interest expense on the accompanying statements of operations.

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

Due to Related Party

The Company’s CEO, Fei Wang, paid certain expenses on behalf of the Company. During the year ended December 31, 2022, the Company sold 53,551,000 shares of common stock for $53,551. As the Company does not have a bank account, the funds were deposited directly to Mr. Wang’s personal bank account and was accounted for as a decrease in due to related party.

As of September 30, 2023 and December 31, 2022, the Company had a payable amount owed to him of $91,837 and $42,674, respectively.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying unaudited condensed financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 4 – COMMITMENTS AND CONTINCENGIES

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to such agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company should have issued 75,000 shares within 7 days of signing the agreement. Any payments over 45 days would be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued on December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company should have issued an additional 75,000 shares. On January 1, 2011, the agreement with the investor relation firm was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of September 30, 2023 and December 31, 2022, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

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

As a result of the Reverse Stock Split, each 20 shares of common stock will become and be consolidated into one share of common stock, The Reverse Stock Split will become effective upon the filing of the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. To date, the Amended and Restated Articles of Incorporation have not been filed with the Secretary of the State of Neveda.

As of September 30, 2023 and December 31, 2022, there were 189,120,068 (pre reverse split) shares of common stock outstanding.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2023 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three and Nine months ended September 30, 2023 and 2022 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

On May 2, 2016, the Eighht Judicial District Court of Nevada entered an order appointing Bryan Glass as custodian of the Company, authorizing and directing him to, among other things, take any action reasonable, prudent and for the benefit of the Company, including reinstating the Company under Nevada law, appointing officers, and convening an annual meeting of stockholders (the “Order”). Mr. Glass was a shareholder of the Company on the date that he applied to serve as a custodian of the Company. From time to time, Mr. Glass submits applications to the courts of the state of Nevada to be appointed as the custodian of corporations in which he already is a shareholder that have forfeited their right to exist as a corporation for reasons such as failure to file annual reports or to pay required fees, and such applications may or may not be successful. If the court approves the application, Mr. Glass is appointed to serve as the custodian of such corporations. In the past, he either has contributed assets or sold them to third parties. Thereafter, the board of directors and Mr. Glass, in his role as custodian, appointed himself to serve as the President of the Company.

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

In December 2018, Mr. Glass sold 60 million shares of common stock, representing all of the shares he owned in the Company, and equal to 56.83% of the total number of outstanding shares of the Company’s common stock, to Lili Xin for the sum of $90,000. Ms. Chang became acquainted with Mr. Glass through a mutual associate, and they subsequently negotiated a deal for his control of a block of shares in the Company. Concurrent with the sale of his shares, the board of directors appointed Ms. Chang as the President and as a director of the Company and Mr. Glass resigned from all positions he held with the Company.

On May 22, 2019, the Company filed a Form 15 with the SEC terminating the registration of its class of common stock under Section 12(g) of the Exchange Act and its duty to file periodic and other reports with the SEC.

On December 12, 2019, the Company filed a registration statement on Form 10 to register its class of common stock under the Exchange Act, and the registration statement automatically became effective in February 2020.

On June 29, 2021, Lili Xin, our former Chief Executive Officer, Chief Financial Officer, director and principal stockholder of the Company (“Ms. Xin”), and Fei Wang (“Mr. Wang”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Ms. Xin agreed to sell to Mr. Wang 80,000,000 shares of Common Stock registered in her name (the “Shares”), representing 59% of the outstanding shares of common stock in the Company, at a purchase price of Three Hundred Fifty Thousand Dollars ($350,000). The seller relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to Mr. Wang. The funds came from the personal funds of Mr. Wang and was not the result of a loan. The closing occurred on August 10, 2021.

In connection with such sale, Lili Xin, the then CEO, President and CFO resigned from all of her positions associated with the Company. Concurrently therewith, Mr. Wang was appointed to serve as the sole executive officer and director of the Company.

On September 14, 2021, the Company entered into a Company Acquisition Agreement (the “Acquisition Agreement”) with Yong Bai Chao New Retail (Shenzhen) Co. Ltd. (“YBC”). Pursuant to the terms of the Acquisition Agreement, the Company agreed to acquire all of the issued and outstanding securities of YBC in exchange for 50 million shares of our common stock. After the consummation of the acquisition, the Company is obligated to change its name to Yong Bai Chao New Retail Corp. Fei Wang, our sole executive officer and director, also serves as the Chief Executive Officer and Director of YBC. This transaction has not yet been consummated, and the closing of this transaction is subject to certain terms and conditions described in the Acquisition Agreement. In effectuating the transaction contemplated in the Acquisition Agreement, the Company intends to rely on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended.

Effective October 28, 2021, the Company’s name changed to Yong Bai Chao New Retail Corporation.

Currently, the Company only possesses minimal liabilities with no substantial business operations. There was no revenue or positive cash flows from operating activities for the three and nine months ended September 30, 2023. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to primarily consist of accounting fee, legal service fee, and filing fee related to maintaining itself as a public company.

On May 11, 2023, the Company’s board of directors approved the amendment to and adopting of the amended and restated articles of incorporation (the “Amended and Restated Articles of Incorporation”), to affect a 1-for-20 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 20 shares of common stock (the “Old Shares”) will become and be consolidated into one share of common stock (the “New Shares”), with stockholders who would receive a fractional share to receive a whole number of one share. Accordingly, the number of shares of common stock issued and outstanding will decrease from 189,120,068 to approximately 9,456,004. Since additional fractional shares may be issued in order to round up fractional shares, we currently do not know the exact number of New Shares that will be outstanding after the Reverse Stock Split. The Reverse Stock Split will become effective upon the filing of the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. The Amended and Restated Articles of Incorporation have not been filed with the Secretary of the State of Neveda.

Critical Accounting Policies and Significant Judgments and Estimates

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in the Notes to these unaudited condensed financial statements. Currently, based on the Company’s limited activity, we do not believe that there are any accounting policies that require the application of difficult, subjective, or complex judgments.

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenue

We did not generate any revenue during the three months ended September 30, 2023 and 2022.

Operating Expenses

Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which mainly consisted of accounting fee, legal service fee, and filing fee.

For the three months ended September 30, 2023, total operating expenses amounted to $9,970 as compared to $41,233 for the three months ended September 30, 2022, a decrease of $31,263 or 75.82%. The decrease was primarily due to decreases in legal fees of $28,000, audit fees of $5,500, accounting fees of $1,150, and Edgar filing fees of $348, offset by an increase in stock transfer agent fees of $3,735.

Other Expense

The Company’s other expense consists of interest expense.

For the three months ended September 30, 2023, interest expense amounted to $0, as compared to $1,667 for the three months ended September 30, 2022, a decrease of $1,667 or 100.0%. The decrease was driven by the write-off the debt in the amount of $516,508 in the third quarter of 2022..

Net Loss

As a result of the factors described above, we had a net loss of $9,970 for the three months ended September 30, 2023 as compared to $42,900 for the three months ended September 30, 2022, a decrease of $32,930 or 76.76%.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenue

We did not generate any revenue during the nine months ended September 30, 2023 and 2022.

Operating Expenses

Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which mainly consisted of accounting fee, legal service fee, and filing fee.

For the nine months ended September 30, 2023, total operating expenses amounted to $53,767 as compared to $73,073 for the nine months ended September 30, 2022, a decrease of $19,306 or 26.42%. The decrease was primarily due to decreases in legal fees of $16,000, audit fees of $5,900, and Edgar filing fees of $116, offset by increases in stock transfer agent fees of $2,135 and accounting fees of $575.

Other Expense

The Company’s other expense consists of interest expense.

For the nine months ended September 30, 2023, interest expense amounted to $0, as compared to $14,167 for the nine months ended September 30, 2022, a decrease of $14,167 or 100.0%. The decrease was driven by the write-off the debt in the amount of $516,508 in the third quarter of 2022 .

Net Loss

As a result of the factors described above, we had a net loss of $53,767 for the nine months ended September 30, 2023, as compared to $87,240 for the nine months ended September 30, 2022, a decrease of $33,473 or 38.37%.

Liquidity and Capital Resources

On September 30, 2023, we did not have any cash, while we had liabilities of $98,409 and had a working capital deficit of $98,409. We expect to incur continued losses during the remainder of 2023, possibly even longer.

Net cash flow provided by operating activities was $0 for the nine months ended September 30, 2023. These included our net loss of $53,767, offset by the changes in operating assets and liabilities totaling $53,767.

Net cash flow used in operating activities was $53,551 for the nine months ended September 30, 2022. These included our net loss of $87,240, and changes in operating assets and liabilities totaling $33,689.

Net cash flow provided by financing activities was $0 for the nine months ended September 30, 2023.

Net cash flow provided by financing activities was $53,551 for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we received proceeds from the sale of common stock of $53,551.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of  September 30, 2023.

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

None in the quarter ended September 30, 2023.

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

Yong Bai Chao New Retail Corporation
(Registrant)

Date: November 14, 2023	By:	/s/ Fei Wang
Fei Wang
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Min Zhang
Min Zhang
Chief Financial Officer (Principal Financial and Accounting Officer)

