Form 10-K
period 2023-12-31
Yong Bai Chao New Retail Corp
filed 2024-04-15
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

There was no market for the common stock and accordingly the aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2023, cannot be calculated.

As of April 10, 2024, there were 189,120,068 shares of common stock outstanding.

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

Our shares of common stock quoted on the OTC Markets are shares of Yong Bai Chao New Retail Corp., the Nevada company. There is a risk that the Chinese government may in the future seek to affect operations of any company with any level of operations in PRC, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition. If the Chinese regulatory authorities disallowed the VIE structure or any or all of the foregoing were to occur, it could, in turn, result in a material change in our future operations and/or the value of our common stock and/or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

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

Effective October 28, 2021, the Company’s name was changed to Yong Bai Chao New Retail Corporation.

On May 11, 2023, the Company’s board of directors approved the amendment to and adopting of the amended and restated articles of incorporation (the “Amended and Restated Articles of Incorporation”), to affect a 1-for-20 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 20 shares of common stock (the “Old Shares”) will become and be consolidated into one share of common stock (the “New Shares”), with stockholders who would receive a fractional share to receive a whole number of one share. Accordingly, the number of shares of common stock issued and outstanding will decrease from 189,120,068 to approximately 9,456,004. Since additional fractional shares may be issued in order to round up fractional shares, we currently do not know the exact number of New Shares that will be outstanding after the Reverse Stock Split. The Reverse Stock Split will become effective upon the filing of the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. The Amended and Restated Articles of Incorporation have not been filed with the Secretary of the State of Nevada.

On January 9, 2024, Min Zhang resigned from the Chief Financial Officer, effective on January 9, 2024. Mr. Zhang did not advise the Company of any disagreement with the Company on any matter relating to its operation, policies, or practices.

On January 9, 2024, Jianbao Huang resigned from the Secretary of the Board of Directors effective on January 9, 2024. Mr. Huang did not advise the Company of any disagreement with the Company on any matter relating to its operation, policies, or practices.

On January 9, 2024, Yanying Feng, Zhengpeng Lu and Li Yang resigned as Directors, effective on January 9, 2024. Mr. Zhengpeng Lu, Ms. Li Yang and Ms. Yanying Feng did not advise the Company of any disagreement with the Company on any matter relating to its operation, policies, or practices.

On February 28, 2024, Wang Fei ("Mr. Wang") resigned from the Chief Executive Officer and Chairman of the Board effective on February 28, 2024. Mr. Wang did not advise the Company of any disagreement with the Company on any matter relating to its operation, policies, or practices. Concurrently therewith, Baobin He was appointed to serve as the sole executive officer and director of the Company.

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

We anticipate that the selection of an appropriate business opportunity will be complex and extremely risky, and we cannot assure you that we will be successful in concluding a transaction or if we do, that we will be successful thereafter. Our lack of financial and personnel resources may negatively impact our ability to consummate an attractive transaction or cause us to discontinue operations before we enter such a transaction.

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

Recent Regulatory Development in China

As a Nevada company with minimum operations and without any subsidiary, we are not required to obtain any permission or approval from any Chinese authority to operate the Company and to offer the securities to non-Chinese investors. If we consummate the business combination with a China-based company operating primarily in China,  we will be subject to the legal and operational risks associated with having substantially all of our operations in China, including risks related to the legal, political and economic policies of the Chinese government, the relations between China and the United States, and changes in Chinese laws and regulations, which could result in a material change in our operations and/or cause the value of our common shares to significantly decline or become worthless and affect our ability to offer or continue to offer securities to investors. The enforcement of laws and rules and regulations in China can change quickly with little advance notice and Chinese government may intervene or influence our future China-based operations at any time. The Chinese government may exert substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain any approval or permit from Chinese authorities to list on U.S exchanges or get quoted on the OTC Markets, however, if we were required to obtain such approval in the future and were denied permission from Chinese authorities to list on a U.S. exchange or get quoted on the OTC Markets, we would not be able to continue being quoted on the OTC Markets or obtain listing on a U.S. exchange and the value of our common shares may significantly decline or become worthless, which would materially affect the interest of the investors. Although our management will endeavor to evaluate the risks inherent in a particular opportunity, we cannot assure you that we will properly ascertain or assess all significant risk factors.

If, upon consummation of the acquisition of an operating company, we conduct a majority of our operations through  an operating entity established in the PRC, which has entered into the VIE agreements with us or any of our subsidiaries, you will not hold equity interest in the Chinese operating entities and your investment in us will face risks associated with such VIE contractual arrangements. The VIE Agreements or the contractual structure is used to provide non-Chinese investors with exposure to foreign investment in China-based companies where Chinese laws impose certain restrictions on foreign ownership over such companies of certain categories. The VIE Agreements are not equivalent to an equity ownership in the PRC operating entities and the investors may never hold equity interests in such PRC operating entities unless the VIE Agreements are replaced with the direct ownership of such PRC operating companies. The VIE Agreements or such corporate structure have not been tested in court in the PRC. If we are involved with the VIE agreements after the completion of the acquisition of any  China-based company, the changes of interpretation or determination of the VIE agreements under the PRC laws and regulations may result in our inability to assert contractual control over the assets in the PRC, which may constitute substantially all of our future operations.

Our shares of common stock are shares of Yong Bai Chao New Retail Corp, the Nevada company that may, after the business combination with a Chinese operating company. As an investor of our common stock, you may never directly hold equity interests in  the Chinese operating company if the VIE structure is implemented. There is a risk that the Chinese government may in the future seek to affect operations of any company with any level of operations in the PRC, including its ability to offer securities to foreign investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition. If the Chinese regulatory authorities disallowed the VIE structure or any or all of the foregoing were to occur, after the business combination with a Chinese operating company, it could, in turn, result in a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. On December 28, 2021, thirteen governmental departments of the PRC, including the Cyberspace Administration of China (the “CAC”), issued the Cybersecurity Review Measures, which became effective on February 15, 2022. The Cybersecurity Review Measures provide that an online platform operator, which possesses personal information of at least one million users, must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries. Because we are currently a shell company and have not consummated the business combination with any Chinese operating companies, we do not possess personal information from more than one million users at this moment, and thus we are currently not subject to the cybersecurity review by the CAC. In addition, as of the date of this report, we were not involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor did we receive any inquiry, notice, or sanction related to cybersecurity review under the Cybersecurity Review Measures. As of the date of this report, no relevant laws or regulations in the PRC explicitly required us to seek approval from the China Securities Regulatory Commission (the “CSRC”) or any other PRC governmental authorities for our overseas listing or quotation, nor did we receive any inquiry, notice, warning or sanctions regarding our overseas trading of our securities from the CSRC or any other PRC governmental authorities. Also, as of the date of this report, we were not in a monopolistic position.

In summary, the recent statements and regulatory actions by the Chinese government related to the use of variable interest entities and data security or antimonopoly concerns have not affected our ability to proceed with the acquisition of  a Chinese operating company or seek and identify a new potential acquisition target nor have affected our ability to continue to be quoted on the OTC Markets. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain what the potential impact such modified or new laws and regulations will have on target companies, the ability to accept foreign investments and our ability to continue to trade our common stock in the U.S. after we consummate a business combination with a company with all or substantially all of its operations in the PRC. The Standing Committee of the National People’s Congress (the “SCNPC”) or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that would require us or any of our future affiliated entities to obtain regulatory approval from Chinese authorities in order to continue trading in the U.S.

Due Diligence Investigation.

In evaluating a prospective business opportunity, we will conduct as extensive a due diligence review of potential targets as reasonably possible. Our review will be constrained by our limited capital resources, lack of full-time employees and management’s inexperience in such endeavors. We may enter into a business transaction with a privately held company in its early stages of development or that has only a limited operating history on which we could base our decision. Since little public information typically is available about these companies, we will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns from entering into a business transaction with such a company. We expect that our due diligence may include, among other things, meetings with the target business’s incumbent management, an inspection of its facilities and a review of financial and other information made available to us. This due diligence review will be conducted by our management, possibly with the assistance of our counsel, accountants or other third parties.

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

Employees

We have  one executive officer who has other business interests and who is not obligated to devote any specific number of hours to our matters. He intends to devote only as much time as he deems necessary to our affairs, which may hinder our ability to enter into a business transaction. These circumstances represent a potential conflict of interest between our officer / director and the Company. The amount of time our officer will devote to our affairs in any time period will vary based on whether a business opportunity has been selected for the business transaction and the stage of the business transaction process the Company is in. Accordingly, if and when management identifies suitable business opportunities, we expect that our management will spend more time investigating such business opportunity and will devote additional time and effort negotiating and processing the business transaction as developments warrant.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “YBCN”. As of April 3, 2024, the last closing bid price of our securities was $0.0062.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2023:
Fourth Quarter	$0.0390	$0.01
Third Quarter	$0.0465	$0.0210
Second Quarter	$0.0650	$0.0260
First Quarter	$0.0490	$0.0070

Fiscal year ended December 31, 2022:
Fourth Quarter	$0.0596	$0.0240
Third Quarter	$0.09	$0.0112
Second Quarter	$0.0596	$0.0250
First Quarter	$0.565	$0.0175

Holders

As of April 10, 2024, we had 37 record holders and 189,120,068 shares of common stock outstanding.

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

On May 2, 2016, the Eighth Judicial District Court of Nevada entered an order appointing Bryan Glass as custodian of the Company, authorizing and directing him to, among other things, take any action reasonable, prudent and for the benefit of the Company, including reinstating the Company under Nevada law, appointing officers, and convening an annual meeting of stockholders (the “Order”). Mr. Glass was a shareholder of the Company on the date that he applied to serve as a custodian of the Company. From time to time, Mr. Glass submits applications to the courts of the state of Nevada to be appointed as the custodian of corporations in which he already is a shareholder that have forfeited their right to exist as a corporation for reasons such as failure to file annual reports or to pay required fees, and such applications may or may not be successful. If the court approves the application, Mr. Glass is appointed to serve as the custodian of such corporations. In the past, he either has contributed assets or sold them to third parties. Thereafter, the board of directors and Mr. Glass, in his role as custodian, appointed himself to serve as the President of the Company.

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

Effective October 28, 2021, the Company’s name changed to Yong Bai Chao New Retail Corporation.

On May 17, 2023, the Company obtained the approval of the holders of a majority of the Company’s issued and outstanding shares that  approved and adopted the amended and restated articles of incorporation (the “Amended and Restated Articles of Incorporation”), to effect a 1-for-20 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 20 shares of common stock (the “Old Shares”) will become and be consolidated into one share of common stock (the “New Shares”), with stockholders who would receive a fractional share to receive a whole number of one share. Accordingly, the number of shares of common stock issued and outstanding will decrease from 189,120,068 to approximately 9,456,004. Since additional fractional shares may be issued in order to round up fractional shares, we currently do not know the exact number of New Shares that will be outstanding after the Reverse Stock Split. The Reverse Stock Split will become effective upon the filing of the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. The Amended and Restated Articles of Incorporation have not been filed with the Secretary of the State of Nevada so the Reverse Stock Split has not been put into effect.

On January 9, 2024, Min Zhang resigned from the Chief Financial Officer position of Yong Bai Chao New Retail Corporation (the 'Company'), effective on January 9, 2024. Mr. Zhang did not advise the Company of any disagreement with the Company on any matter relating to its operation, policies, or practices.

On January 9, 2024, Jianbao Huang resigned from the Secretary of the Board of Directors position of the Company, effective on January 9, 2024. Mr. Huang did not advise the Company of any disagreement with the Company on any matter relating to its operation, policies, or practices.

On January 9, 2024, Yanying Feng, Zhenpeng Lu and Li Yang resigned from the Director of the Board of the Company, effective on January 9, 2024. Mr. Zhenpeng Lu, Ms. Li Yang and Ms. Yanying Feng did not advise the Company of any disagreement with the Company on any matter relating to its operation, policies, or practices.

On February 28, 2024, Wang Fei ("Mr. Wang") resigned from the Chief Executive Officer and Chairman of the Board position of Yong Bai Chao New Retail Corporation (the "Company"), effective on February 28, 2024. Mr. Wang did not advise the Company of any disagreement with the Company on any matter relating to its operation, policies, or practices. Concurrently therewith, Baobin He was appointed to serve as the sole executive officer and director of the Company.

The Company only possesses minimal liabilities with no substantial business operations. There was no revenue or positive cash flows from operating activities for the year ended December 31, 2023. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to primarily consist of accounting fee, legal service fee, and filing fee related to maintaining itself as a public company.

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

Results of Operations

The Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022:

Revenue. We did not generate any revenue during the years ended December 31, 2023 and 2022.

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have mainly consisted of accounting fee, legal service fee, and filing fee.

For the year ended December 31, 2023, total operating expenses amounted to $62,017 as compared to $82,046 for the year ended December 31, 2022, representing a decrease of $20,029 or 24.4%. The decrease was mainly due to a decrease in legal fee of $15,500, audit fees of $5,900, accounting fees of $575, and Edgar filing fees of $189, offset by an increase in stock transfer fee of $2,135.

Other Expense. Other expense includes interest expense.

For the year ended December 31, 2023, interest expense was $0, as compared to $14,167 for the year ended December 31, 2022, a decrease of $14,167 or 100.0%. The decrease was driven by the write-off the debt in the amount of $516,508 in the third quarter of 2022.

Net Loss. As a result of the factors described above, we had net loss of $62,017 and $96,213, respectively, for the years ended December 31, 2023 and 2022.

Liquidity and Capital Resources

At December 31, 2023, we did not have any cash, while, we had liabilities of $106,659, and had a working capital deficit of $106,659.

Net cash flow used in operating activities was $0 for the year ended December 31, 2023. These included our net loss of $62,017, offset by the changes in operating assets and liabilities totaling $62,017.

Net cash flow provided by financing activities was $0 for the year ended December 31, 2023.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control-Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. We have identified the following material weakness as of December 31, 2023:

•	Segregation of duties in the handling of cash, cash receipts and cash disbursements were not formalized, and
•	Lack of an independent board to oversee management decisions and use of funds.

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

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our officers and directors as of the date of this Report:

Directors and Executive Officers	Age	Position / Title
Baobin He	58	Chief Executive Officer, Chief Financial Officer and Director

Mr. Baobin He Mr. He became Chief Executive Officer, Chief Financial Officer and Director on February 28, 2024.  From 2012 through 2020, he was Chief Executive Officer of Gonxian Coal Industry Co., Ltd.  The Company believes that his experience as a Chief Executive Officer makes him well qualified to be a Director.  He attended the Chengdu Arts and Sciences University from 1984 through 1988.

The foregoing officer and director will not  receive compensation in connection with his  service on our Board of Directors or as an executive officer.

Involvement in Certain Legal Proceedings

Our director and  executive officer and control persons has not been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

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

Code of Ethics

The Company, as of this time, has not adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of a Code of Ethics at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are no activities or transactions which would be subject to this code. At the time the Company enters into a business combination, the officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

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

Notwithstanding the foregoing, each of our below enumerated prior executive officers and directors in 2023 did not file the required Form 3s:

Name	Office(s)
Fei Wang	Chief Executive Officer, President and Director
Zhengpeng Lu	Marketing Director, Director
Li Yang	Administrative Director, Director
Min Zhang	Chief Financial Officer
Yanying Feng	Director

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the fiscal year ended December 31, 2023.

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

The Chief Executive Officer will periodically provide the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We intend to engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Compensation of Executive Officers and Directors

Since January 2020, the Company has not paid any compensation to any employee, executive or director, except that the Company has agreed to issue Baobin He, who became our Chief Executive Officer on February 28, 2024, 1,000 shares of common stock each month issuable at the end of our fiscal year.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

We have no arrangements for the remuneration of our directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities. No compensation was paid to our directors for service as a director during the year ended December 31, 2023.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended December 31, 2023 and December 31, 2022. All of the executive officers and Directors resigned their positions on January 9, 2024, except for Fei Wang, who resigned on February 28, 2024.

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Fei Wang	2023	None	None	None	None	None
Chief Executive Officer, President, and Director	2022	None	None	None	None	None

Zhenpeng Lu	2023	None	None	None	None	None
Marketing Director, Director	2022	None	None	None	None	None

Li Yang	2023	None	None	None	None	None
Administrative Director, Director	2022	None	None	None	None	None

Min Zhang	2023	None	None	None	None	None
Chief Financial Officer	2022	N/A	N/A	N/A	N/A	N/A

Jianbao Huang	2023	None	None	None	None	None
Secretary	2022	N/A	N/A	N/A	N/A	N/A

Yanying Feng	2023	None	None	None	None	None
Director	2022	N/A	N/A	N/A	N/A	N/A

Employment Agreements

There are no current employment agreements between the Company and our executive officer or understandings regarding future compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 29, 2024, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is c/o Ever Harvest International Group, Inc., 3209, South Building, Building 3, No. 39 Hulan, West Road, Boashan District, Shanghai PRC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares of Class Owned (1)
Directors and Executive Officers
Baobin He (2)	0%		0%
	-		-
Officers and directors as a group (1 persons)
5% or more owners
Fei Wang	80,000,000	*	42.30%
Zhengpeng Lu	27,200,000	*	14.38%
Environmental Control Corp.	22,500,000	*	11.90%
Li Yang	14,000,000	*	7.40%
Total			75.99%

*Restricted Shares

(1)

Applicable percentage ownership is based on 189,120,068 shares of common stock outstanding as of  April 10, 2024, together with securities exercisable or convertible into shares of common stock within 60 days of April 10, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 29, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The Company has agreed to issue Baobin He, who became our Chief Executive Officer on February 28, 2024, 1,000 shares of common stock each month issuable at the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Since December 2018, the Company has utilized office space provided free of charge by Fei Wang.

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

For the year ended December 31, 2022, the interest expense related to above borrowings amounted to $14,167 , and has been reflected as interest expense on the accompanying statements of operations.

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

Due to Related Party

The Company’s principal shareholder and former CEO, Fei Wang, paid certain expenses on behalf of the Company. During the year ended December 31, 2022, the Company sold 53,551,000 shares of common stock for $53,551. As the Company does not have a bank account, the fund was deposited directly to Mr. Wang’s personal bank account and was accounted for as a decrease in due to related party. As of December 31, 2023, the Company had a payable amount to him of $99,337.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit work was performed KCCW Accountancy Corp. for the fiscal years ended December 31, 2022 and December 31, 2023., respectively. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by KCCW Accountancy Corp., but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence and has approved such services.

	2023	2022

Audit Fees	$9,000	$9,000

Audit-Related Fees

Tax Fees

All Other Fees

Total	$9,000	$9,000

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.*

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.*

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

Yong Bai Chao New Retail Corporation

Date: April 15, 2024	By:	/s/ Baobin He
	Name:	Baobin He
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Baobin He	Chief Executive Officer, Chief Financial Officer and Director
Baobin He	(Principal Executive Officer and Principal Financial Officer)	April 15, 2024

YONG BAI CHAO NEW RETAIL CORPORATION

December 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Yong Bai Chao New Retail Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yong Bai Chao New Retail Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with the U.S. generally accepted accounting principles in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has minimal operations, and needs additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Diamond Bar, California

April 11, 2024

YONG BAI CHAO NEW RETAIL CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,322	$1,968
Due to related party	99,337	42,674

TOTAL CURRENT LIABILITIES	106,659	44,642

TOTAL LIABILITIES	106,659	44,642

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at December 31, 2023 and 2022)	-	-
Common stock ($0.001 par value; 190,000,000 shares authorized; 189,495,068 shares issued and 189,120,068 shares outstanding at December 31, 2023 and 2022)	195,496	195,496
Common stock to be issued	2,282	2,282
Treasury stock	-	-
Additional paid-in capital	3,371,271	3,371,271
Accumulated deficit	(3,675,708)	(3,613,691)
TOTAL STOCKHOLDERS’ DEFICIT	(106,659)	(44,642)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2023	2022

Revenue	$-	$-

Operating expenses:
Professional fees	62,017	82,046

Total operating expenses	62,017	82,046

Loss from operations	(62,017)	(82,046)

Other income (expense):
Interest expense	-	(14,167)

Total other expense	-	(14,167)

Loss before income taxes	(62,017)	(96,213)

Provision for income tax	-	-

Net loss	$(62,017)	$(96,213)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	189,120,068	171,220,569

The accompanying notes are an integral part of these financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Common	Treasury Stock		Additional		Total
	Number of		Stock to	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	135,569,068	$141,945	$2,282	375,000	$375	$2,854,388	$(3,517,478)	$(518,488)
Correction of an error	-	-	-	-	(375)	375	-	-
Common stock sold for cash	53,551,000	53,551	-	-	-	-	-	53,551
Conversion of related party loans and related accrued interest to equity	-	-	-	-	-	516,508	-	516,508
Net loss	-	-	-	-	-	-	(96,213)	(96,213)
Balance at December 31, 2022	189,120,068	195,496	2,282	375,000	-	3,371,271	(3,613,691)	(44,642)
Net loss	-	-		-	-	-	(62,017)	(62,017)
Balance at December 31, 2023	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,675,708)	$(106,659)

YONG BAI CHAO NEW RETAIL CORPORATION

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,017)	$(96,213)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,354	(463)
Accounts payable and accrued liabilities - related parties	-	14,167
Due to related party	56,663	28,958

NET CASH USED IN OPERATING ACTIVITIES	-	(53,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		53,551

NET CASH PROVIDED BY FINANCING ACTIVITES	-	53,551

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party payable to equity	$-	$516,508

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

Currently, the Company only possesses minimal liabilities with no substantial business operations. There was no revenue or positive cash flows from operating activities for the year ended December 31, 2023. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to mainly consist of the legal service fee, accounting fee, and filing fee etc. related to maintaining a public company.

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2023 and December 31, 2022.

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

Going Concern

As reflected in the accompanying financial statements, the Company had accumulated deficit of 3,675,708 and working capital deficit of $106,659 at December 31, 2023 and has incurred recurring net loss of $62,017 for the year ended December 31, 2023. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date the Company’s financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adoption of this ASU on its financial statements.

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

For the years ended December 31, 2023 and 2022, the interest expense related to above borrowings amounted to $0 and $14,167, respectively, and has been reflected as interest expense on the accompanying statements of operations.

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

Due to Related Party

The Company’s former CEO, Fei Wang, paid certain expenses on behalf of the Company. During the year ended December 31, 2022, the Company sold 53,551,000 shares of common stock for $53,551. As the Company does not have a bank account, the funds were deposited directly to Mr. Wang’s personal bank account and was accounted for as a decrease in due to related party.

As of December 31, 2023 and December 31, 2022, the Company had a payable amount owed to him of $99,337 and $42,674, respectively.

NOTE 3 – COMMITMENTS AND CONTINCENGIES

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to such agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company should have issued 75,000 shares within 7 days of signing the agreement. Any payments over 45 days would be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued on December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company should have issued an additional 75,000 shares. On January 1, 2011, the agreement with the investor relation firm was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of December 31, 2023 and 2022, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

NOTE 4 - STOCKHOLDERS’ DEFICIT

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

As a result of the Reverse Stock Split, each 20 shares of common stock will become and be consolidated into one share of common stock, The Reverse Stock Split will become effective upon the filing of the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. To date, the Amended and Restated Articles of Incorporation have not been filed with the Secretary of the State of Nevada.

Common Stock Sold for Cash

During the year ended December 31, 2022, the Company sold 53,551,000 shares of common stock at a purchase price of $0.001 per share to investors pursuant to stock purchase agreements. The Company did not engage any placement agent with respect to the sales (see Note 2).

As of December 31, 2023 and 2022, there were 189,120,068 (pre reverse split) shares of common stock outstanding.

NOTE 5 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction. The Company is not currently under examination by the Internal Revenue Service or any state income tax authorities.

The following table reconciles the statutory rates to the Company’s effective tax rate for years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Statutory tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2023 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

