Form 10-Q
period 2024-09-30
Yong Bai Chao New Retail Corp
filed 2024-11-19
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 19, 2024, there were 189,495,068 shares of Common Stock issued, of which 189,120,068 shares were outstanding.

Yong Bai Chao New Retail Corporation

(Formerly known as Environmental Control Corp.)

FORM 10-Q

SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

YONG BAI CHAO NEW RETAIL CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$14,155	$7,322
Due to related party	127,393	99,337
TOTAL CURRENT LIABILITIES	141,548	106,659
Commitments and contingencies
STOCKHOLDERS' DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at September 30, 2024 and December 31, 2023)	-	-
Common stock ($0.001 par value; 190,000,000 shares authorized; 189,495,068 shares issued and 189,120,068 shares outstanding at September 30, 2024 and December 31, 2023)	195,496	195,496
Common stock to be issued	2,282	2,282
Treasury Stock	-	-
Additional paid-in capital	3,371,271	3,371,271
Accumulated deficit	(3,710,597)	(3,675,708)
TOTAL STOCKHOLDERS' DEFICIT	(141,548)	(106,659)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

Operating Expenses:
Professional fees	7,653	9,970	34,889	53,767

Total Operating Expenses	7,653	9,970	34,889	53,767

Loss from Operations	(7,653)	(9,970)	(34,889)	(53,767)

Other Income (Expense):
Interest expense	-	-	-	-

Total Other Income (Expense)	-	-	-	-

Loss Before Income Taxes	(7,653)	(9,970)	(34,889)	(53,767)

Income Taxes	-	-	-	-

Net Loss	$(7,653)	$(9,970)	$(34,889)	$(53,767)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	189,120,068	189,120,068	189,120,068	189,120,068

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock		Common	Treasury Stock		Additional		Total
	Number of		Stock to	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,675,708)	$(106,659)
Net loss	-	-	-	-	-	-	(17,833)	(17,833)
Balance at March 31, 2024	189,120,068	195,496	2,282	375,000	-	3,371,271	(3,693,541)	(124,492)
Net loss	-	-	-	-	-	-	(9,403)	(9,403)
Balance at June 30, 2024	189,120,068	195,496	2,282	375,000	-	3,371,271	(3,702,944)	(133,895)
Net loss	-	-	-	-	-	-	(7,653)	(7,653)
Balance at September 30, 2024	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,710,597)	$(141,548)
Balance at December 31, 2022	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,613,691)	$(44,642)
Net loss	-	-	-	-	-	-	(25,000)	(25,000)
Balance at March 31, 2023	189,120,068	195,496	2,282	375,000	-	3,371,271	(3,638,691)	(69,642)
Net loss	-	-	-	-	-	-	(18,797)	(18,797)
Balance at June 30, 2023	189,120,068	195,496	2,282	375,000	-	3,371,271	(3,657,488)	(88,439)
Net loss	-	-	-	-	-	-	(9,970)	(9,970)
Balance at September 30, 2023	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,667,458)	$(98,409)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,889)	$(53,767)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,833	4,604
Due to related party	28,056	49,163

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Yong Bai Chao New Retail Corporation (“we”, “us”, or the “Company”) (formerly known as Boss Minerals, Inc., and Environmental Control Corp., respectively) was organized under the laws of the State of Nevada on February 17, 2004. On September 25, 2024, the Company name was changed to Nongfu Shop Digital New Retail Co., Ltd. To date, the name change has not taken effect, and the Company is in the process of completing the required filings with FINRA and Nevada’s Secretary of State.

The Company’s fiscal year ends December 31st.

Currently, the Company only possesses minimal liabilities with no substantial business operations. There was no revenue or positive cash flows from operating activities for the three and nine months ended September 30, 2024. The Company’s management efforts are focused on seeking out a new and profitable operating business with rapid growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to mainly consist of the legal service fee, accounting fee, and filing fee etc. related to maintaining a public company.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of September 30, 2024 and December 31, 2023.

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

Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company had accumulated deficit of $3,710,597 and working capital deficit of $141,548 on September 30, 2024 and has incurred recurring net loss of $34,889 for the nine months ended September 30, 2024. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s former CEO, Fei Wang, paid certain expenses on behalf of the Company. As of September 30, 2024 and December 31, 2023, the Company had a payable amount owed to him of $127,393 and $99,337, respectively.

NOTE 3 – COMMITMENTS AND CONTINCENGIES

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to such agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company should have issued 75,000 shares within 7 days of signing the agreement. Any payments over 45 days would be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued on December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company should have issued an additional 75,000 shares. On January 1, 2011, the agreement with the investor relation firm was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of September 30, 2024 and December 31, 2023, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for three and nine months ended September 30, 2024 and 2023:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Statutory tax benefit	(21)%	(21)%	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%	21%	21%
Provision for income taxes	-%	-%	-%	-%

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2024 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

On September 25, 2024, Daohong Yuan was appointed as the new Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer  of the Company, and Ye Yuan was selected to be a Director of the Company. Concurrently therewith, Baobin He resigned as the sole executive officer and Director of the Company. Mr. He did not advise the Company of any disagreement with the Company on any matter relating to its operation, policies, or practices.

The Company only possesses minimal liabilities with no substantial business operations. There was no revenue or positive cash flows from operating activities for the three and nine months ended September 30, 2024. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to primarily consist of accounting fee, legal service fee, and filing fee related to maintaining itself as a public company.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Revenue

We did not generate any revenue during the three months ended September 30, 2024 and 2023.

Operating Expenses

Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which mainly consisted of accounting fee, legal service fee, and filing fee.

For the three months ended September 30, 2024, total operating expenses amounted to $7,653 as compared to $9,970 for the three months ended September 30, 2023, a decrease of $2,317 or 23.24%. The decrease was primarily due to decreases in stock transfer agent fee of $2,150 and Edgar filing fees of $667, offset by increases in legal fee of $500.

Net Loss

As a result of the factors described above, we had a net loss of $7,653 for the three months ended September 30, 2024 as compared to $9,970 for the three months ended September 30, 2023, a decrease of $2,317 or 23.24%.

Nine months ended September 30, 2024 Compared to the Nine months ended September 30, 2023

Revenue

We did not generate any revenue during the nine months ended September 30, 2024 and 2023.

Operating Expenses

Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which mainly consisted of accounting fee, legal service fee, and filing fee.

For the nine months ended September 30, 2024, total operating expenses amounted to $34,889 as compared to $53,767 for the nine months ended September 30, 2023, a decrease of $18,878 or 35.11%. The decrease was primarily due to decreases in audit fees of $11,000, legal fees of $7,000, stock transfer agent fees of $1,080, and Edgar filing fees of $798, offset by increases in accounting fees of $1,000.

Net Loss

As a result of the factors described above, we had a net loss of $34,889 for the nine months ended September 30, 2024, as compared to $53,767 for the nine months ended September 30, 2023, a decrease of $18,878 or 35.11%.

Liquidity and Capital Resources

On September 30, 2024, we did not have any cash, while, we had liabilities of $141,548 and had a working capital deficit of $141,548.

Net cash flow used in operating activities was $0 for the nine months ended September 30, 2024. These included our net loss of $34,889, offset by the changes in operating assets and liabilities totaling $34,889.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of  September 30, 2024.

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

None in the quarter ended September 30, 2024.

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

Yong Bai Chao New Retail Corporation
(Registrant)

Date: November 19, 2024	By:	/s/ Daohong Yuan
Daohong Yuan
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Daohong Yuan
Daohong Yuan
Chief Financial Officer (Principal Financial and Accounting Officer)

