Form 10-K
period 2024-12-31
Yong Bai Chao New Retail Corp
filed 2025-04-10
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of April 7, 2025, there were 189,120,068 shares of common stock outstanding.

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

ITEM 1. BUSINESS.

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

On September 25, 2024, Baobin He resigned as the Chief Executive Officer, and Director.  Mr. He did not advise the Company of any disagreement with the Company on any matter relating to its operation, policies, or practices. Concurrently therewith, Daohong Yuan and Ye Yuan were appointed to serve as Directors of the Company and Daohong Yuan was appointed to serve as its Chief Executive Officer and Chief Financial Officer.

On January 10, 2025, the Board of Directors approved the filing of Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation to change the Company’s name to Nongfu Shop Digital New Retail Co., Ltd.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

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

ITEM 3. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “YBCN”. As of April 7, 2024, the last closing bid price of our securities was $0.0062.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2024:
Fourth Quarter	$0.0298	$0.0031
Third Quarter	$0.0305	$0.0031
Second Quarter	$0.0144	$0.0050
First Quarter	$0.0185	$0.0003

Fiscal year ended December 31, 2023:
Fourth Quarter	$0.0390	$0.01
Third Quarter	$0.0465	$0.0210
Second Quarter	$0.0650	$0.0260
First Quarter	$0.0490	$0.0070

Holders

As of April 7, 2025, we had 37 record holders and 189,120,068 shares of common stock outstanding.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On February 28, 2024, Wang Fei ("Mr. Wang") resigned from the Chief Executive Officer and Chairman of the Board position of  the Company , effective on February 28, 2024. Mr. Wang did not advise the Company of any disagreement with the Company on any matter relating to its operation, policies, or practices. Concurrently therewith, Baobin He was appointed to serve as the sole executive officer and director of the Company.

Effective as of September 25, 2024, Mr. Baobin He resigned as the Chief Executive Officer, and Director of  the Company. Effective as of September 25, 2024, Mr. Daohong Yuan and Mr. Ye Yuan became Directors of the Company. On the same day, the Board of Directors of the Company appointed Mr. Daohong Yuan to serve as its Chief Executive Officer and Chief Financial Officer.

The Company only possesses minimal liabilities with no substantial business operations. There was no revenue or positive cash flows from operating activities for the year ended December 31, 2024. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to primarily consist of accounting fee, legal service fee, and filing fee related to maintaining itself as a public company.

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

Results of Operations

The Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023:

Revenue

We did not generate any revenue during the years ended December 31, 2024 and 2023.

Operating Expenses

Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which mainly consisted of accounting fees, legal service fees, and filing fees.

For the year ended December 31, 2024, total operating expenses amounted to $39,794 as compared to $62,017 for the year ended December 31, 2023, representing a decrease of $22,223 or 35.8%. The decrease was mainly due to a decrease in audit fees of $13,000, legal fees of $5,665, Edgar filing fees of $1,548, stock transfer fee of $1,010 and accounting fees of $1,000.

Net Loss

As a result of the factors described above, we had a net loss of $39,794 for the year ended December 31, 2024, as compared to $62,017 for the year ended December 31, 2023, a decrease of $22,223 or 35.8%.

Liquidity and Capital Resources

At December 31, 2024, we did not have any cash, while, we had liabilities of $146,453, and had a working capital deficit of $146,453.

Net cash flow used in operating activities was $0 for the year ended December 31, 2024. These included our net loss of $39,794, offset by the changes in operating assets and liabilities totaling $39,794.

Net cash flow provided by financing activities was $0 for the year ended December 31, 2024.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

ITEM 9A. CONTROLS AND PROCEDURES.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table lists our officers and directors as of the date of this Report:

Directors and Executive Officers	Age	Position / Title
Daohong Yuan	37	Chief Executive Officer, Chief Financial Officer and Director
Ye Yuan	35	Director

Mr. Daohong Yuan  Mr. Yuan became Chief Executive Officer, Chief Financial Officer and Director on September 25, 2024.  From 2024 through the present, Mr. Yuan has served as Chairman of the Board of Directors of China Private Economic Investment Group Co., Ltd. In 2023, he served as President of Beijing Private Economic Development and Promotion Association. In 2023, he served as President of Beijing Farmer Shop Technology Research Institute. From 2022 to present, he has served as General President of Beijing Business Research College. In 2015, he served as Chairman and CEO of Nongfu Shop Development Group Co., Ltd. From 2014 to 2015, he served as General Manager and Technology President of TengI Information Technology Co., Ltd. From 2009 to 2013, he served as General Manager and Technology President of Jilin Tengyi Network Technology Co., Ltd. The Company believes the Mr. Yuan is well suited to be a Director due to his experience in international senior level management and as a company officer. Mr. Yuan has a Master of Business Administration and a Major in Computer Network Technology, from the Jilin University, an Honorary PhD in Computer Science and Technology from Columbia University, a Master of International Management from Teeside University, a Doctor of Business Administration from the American University of Management Technology, and an EMBA from the City University of Hong Kong.

Mr. Ye Yuan, Mr. Yuan became a Director on September 25, 2024.  From July 2023 through the present, Mr. Ye has been the  President of the Technical Operation Department of Nongfu Shop, where he is  responsible for the technical support for the operation and maintenance of all online platforms of Nongfu Shop Group. From March 2019 to May 2020, he served as Nongfu Shop’s General Manager of the Project Department. From February 2018 to February 2019, he served as the Technical Manager of Nongfu Shop. From January 2017 to January 2018, he served as the Product Manager of Nongfu Shop. The Company believes that Mr. Ye is well qualified to be a Director due to his extensive senior management. Mr. Ye graduated with a Major in E-Commerce from Jilin Economic Management Cadre Institute.

The foregoing officers and directors will not receive compensation in connection with his service on our Board of Directors or as an executive officer.

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

Notwithstanding the foregoing, each of our below enumerated prior executive officers and directors in 2024 did not file the required Form 3s:

Name	Office(s)
Baobin He	Chief Executive Officer, President and Director (through September 25, 2024)
Daohong Yuan	Chief Executive Officer, President and Director
Ye Yuan	Director

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

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

We have no arrangements for the remuneration of our directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities. No compensation was paid to our directors for service as a director during the year ended December 31, 2024.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended December 31, 2024 and December 31, 2023. All of the executive officers and Directors resigned their positions on January 9, 2024, except for Fei Wang, who resigned on February 28, 2024 and Baobin He who resigned on September 25, 2024.

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Daohong Hua Chief Executive Officer, Chief Financial Officer, and Director	2024	None	None	None	None	None

Ye Yuan Director	2024	None	None	None	None	None

Baobin He Chief Executive Officer, Chief Financial Officer, and Director	2024	None	None	None	None	None

Fei Wang	2024	None	None	None	None	None
Chief Executive Officer, President, and Director	2023	None	None	None	None	None

Zhenpeng Lu	2024	None	None	None	None	None
Marketing Director, Director	2023	None	None	None	None	None

Li Yang	2024	None	None	None	None	None
Administrative Director, Director	2023	None	None	None	None	None

Min Zhang	2024	None	None	None	None	None
Chief Financial Officer	2023	None	None	None	None	None

Jianbao Huang	2024	None	None	None	None	None
Secretary	2023	None	None	None	None	None

Yanying Feng	2023	None	None	None	None	None
Director	2022	N/A	N/A	N/A	N/A	N/A

Employment Agreements

There are no current employment agreements between the Company and our executive officer or understandings regarding future compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2024.

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

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 7, 2025, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares of Class Owned (1)
Directors and Executive Officers
Daohong Yuan (2)	0%		0%
	-		-
Officers and directors as a group (1 persons)
5% or more owners
Fei Wang	80,000,000	*	42.30%
Zhengpeng Lu	27,200,000	*	14.38%
Environmental Control Corp.	22,500,000	*	11.90%
Li Yang	14,000,000	*	7.40%
Total			75.99%

*Restricted Shares

(1)

Applicable percentage ownership is based on 189,120,068 shares of common stock outstanding as of  April 7, 2025, together with securities exercisable or convertible into shares of common stock within 60 days of April 10, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 7, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Since December 2018, the Company has utilized office space provided free of charge by Fei Wang.

Due to Related Party

The Company’s principal shareholder and former CEO, Fei Wang, paid certain expenses on behalf of the Company.  The Company’s former CEO, Fei Wang, paid certain expenses on behalf of the Company. As of December 31, 2024 and December 31, 2023, the Company had a payable amount owed to him of $134,963 and $99,337, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All audit work was performed KCCW Accountancy Corp. for the fiscal years ended December 31, 2024 and December 31, 2023., respectively. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by KCCW Accountancy Corp., but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence and has approved such services.

	2024	2023

Audit Fees	$9,000	$9,000

Audit-Related Fees

Tax Fees

All Other Fees

Total	$9,000	$9,000

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.*

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.*

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

Yong Bai Chao New Retail Corporation

Date: April 10, 2025	By:	/s/ Daohong Yuan
	Name:	Daohong Yuan
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daohong Yuan	Chief Executive Officer, Chief Financial Officer and Director
	(Principal Executive Officer and Principal Financial Officer)	April 10, 2025

YONG BAI CHAO NEW RETAIL CORPORATION

December 31, 2024

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

Diamond Bar, California

April 10, 2024

YONG BAI CHAO NEW RETAIL CORPORATION
BALANCE SHEETS
	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,490	$7,322
Due to related party	134,963	99,337

TOTAL CURRENT LIABILITIES	146,453	106,659

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at December 31, 2024 and 2023)	-	-
Common stock ($0.001 par value; 190,000,000 shares authorized; 189,495,068 shares issued and 189,120,068 shares outstanding at December 31, 2024 and 2023)	195,496	195,496
Common stock to be issued	2,282	2,282
Treasury Stock	-	-
Additional paid-in capital	3,371,271	3,371,271
Accumulated deficit	(3,715,502)	(3,675,708)

TOTAL STOCKHOLDERS' DEFICIT	(146,453)	(106,659)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2024	2023

Revenue	$-	$-

Operating Expenses:
Professional fees	39,794	62,017

Total Operating Expenses	39,794	62,017

Loss from Operations	(39,794)	(62,017)

Loss Before Income Taxes	(39,794)	(62,017)

Income Taxes	-	-

Net Loss	$(39,794)	$(62,017)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	189,120,068	189,120,068

The accompanying notes are an integral part of these financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Common	Treasury Stock		Additional		Total
	Number of		Stock to	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,613,691)	$(44,642)
Net loss	-	-	-	-	-	-	(62,017)	(62,017)
Balance at December 31, 2023	189,120,068	195,496	2,282	375,000	-	3,371,271	(3,675,708)	(106,659)
Net loss	-	-	-	-	-	-	(39,794)	(39,794)
Balance at December 31, 2024	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,715,502)	$(146,453)

The accompanying notes are an integral part of these financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,794)	$(62,017)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,168	5,354
Due to related party	35,626	56,663

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

YONG BAI CHAO NEW RETAIL CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Yong Bai Chao New Retail Corporation (“we”, “us”, or the “Company”) (formerly known as Boss Minerals, Inc. and Environmental Control Corp., respectively) was organized under the laws of the State of Nevada on February 17, 2004. The Company’s fiscal year end is December 31 st.

Currently, the Company only possesses minimal liabilities with no substantial business operations. There was no revenue or positive cash flows from operating activities for the year ended December 31, 2024. The Company’s management efforts are focused on seeking out a new and profitable operating business with rapid growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to mainly consist of the legal service fee, accounting fee, and filing fee etc. related to maintaining a public company.

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2024 and December 31, 2023.

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

Going Concern

As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,715,502 and working capital deficit of $146,453 as of December 31, 2024 and has incurred recurring net loss of $39,794 for the year ended December 31, 2024. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date the Company’s financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s former CEO, Fei Wang, paid certain expenses on behalf of the Company. As of December 31, 2024, and December 31, 2023, the Company had a payable amount owed to him of $134,963 and $99,337, respectively.

NOTE 3 – COMMITMENTS AND CONTINCENGIES

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to such agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company should have issued 75,000 shares within 7 days of signing the agreement. Any payments over 45 days would be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued on December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company should have issued an additional 75,000 shares. On January 1, 2011, the agreement with the investor relation firm was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of December 31, 2024 and December 31, 2023, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Statutory tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2024 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

