Form 10-K/A
period 2024-12-31
Nongfu Shop Digital New Retail Co., Ltd
filed 2025-05-22
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56129

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD. (Formerly Yong Bai Chao New Retail Corporation)
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

As of May 12, 2025, there were 189,120,068 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purposes of this Amendment No. 1 to Form 10-K/A (the “Amended 10-K”) is to amend the previously filed  Report on Form 10-K of  Nongfu Shop Digital New Retail Co., Ltd., formerly Yong Bai Chao New Retail Corporation (the “Company” or “us”) for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 10, 2025 (the “Form 10-K”), This Amendment No. 1 amends the following items:

1.	Inclusion of current report of independent registered public accounting firm.

2.	Change of name of the Company to Nongfu Shop Digital New Retail Co., Ltd. effected on April 11, 2025.

There are no other changes to the Form 10-K other than those set forth in this amendment. This amendment does not reflect events occurring after the filing of the Form 10-K, other than the amendments noted above, the filing of consents of our independent registered public accounting firm, and the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, nor does it modify or update disclosures therein in any way other than as required to reflect the amended sections of the Form 10-K as set forth in this amendment. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical conte.

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

PART I

ITEM 1. BUSINESS.

Overview

Nongfu Shop Digital New Retail Co., Ltd. (“we”, “us”, or the “Company”) (formerly knowns as Yong Bai Chao New Retail Corporation, Boss Minerals, Inc. and Environmental Control Corp., respectively) is not a Chinese operating company but a Nevada company currently with no meaningful operations or subsidiaries nor has entered into any contractual arrangements with a variable interest entity (“VIE”) based in China.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “YBCN”. As of May 9, 2025, the last closing bid price of our securities was $0.003.

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

Holders

As of May 9, 2025, we had 37 record holders and 189,120,068 shares of common stock outstanding.

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
31.1 & 31.2

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2024.*

32.1 & 32.2	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
99.1	Custodial Order (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

______________

* Filed herewith.

(1)	Incorporated by reference from registration statement on Form 10 filed with the Securities and Exchange Commission on January 24, 2020.
(2)	Incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 23, 2004.
(3)	Incorporated by reference to Exhibit 4.1 included in the quarterly report on Form 10-Q/A filed with the Securities and Exchange Commission on June 8, 2022.
(4)	Incorporated by reference to Exhibit 4.2 included in the quarterly report on Form 10-Q/A filed with the Securities and Exchange Commission on June 8, 2022.
(5)	Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2021

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yong Bai Chao New Retail Corporation

Date: May 22, 2025	By:	/s/ Daohong Yuan
	Name:	Daohong Yuan
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daohong Yuan	Chief Executive Officer, Chief Financial Officer and Director
	(Principal Executive Officer and Principal Financial Officer)	May 22, 2025

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nongfu Shop Digital New Retail Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nongfu Shop Digital New Retail Co., Ltd. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with the U.S. generally accepted accounting principles in the United States of America.

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

Diamond Bar, California

May 14, 2025

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.
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

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.
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

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.
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

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.
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

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Nongfu Shop Digital New Retail Co., Ltd. (“we”, “us”, or the “Company”) (formerly known as Yong Bai Chao New Retail Corporation, Boss Minerals, Inc. and Environmental Control Corp., respectively) was organized under the laws of the State of Nevada on February 17, 2004. The Company’s fiscal year end is December 31 st.

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

NOTE 6 – SUBSEQUENT EVENTS

On April 11, 2025, the Company filed an amendment to its Certificate of Incorporation with the State of Nevada to change the name of the Company to Nongfu Shop Digital New Retail Co., Ltd.

The Company has evaluated subsequent events through the date on which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2024 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

