Form 10-Q
period 2025-06-30
Nongfu Shop Digital New Retail Co., Ltd
filed 2025-08-19
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-206764

Nongfu Shop Digital New Retail Co., LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-3626387
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

No. 3205-3209, South Building, No. 3, Intelligence Industrial Park, No.39 Hulan West Road,Baoshan District, Shanghai, China
(Address of principal executive offices) (Zip Code)

+86-135-8568-1065

(Registrant’s telephone number, including area code)

Yong Bai Chao New Retail Corporation

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

As of August 13, 2025, there were 189,120,068 shares of Common Stock issued and outstanding.

Nongfu Shop Digital New Retail Co., LTD.

(Formerly known as Yong Bai Chao New Retail Corporation.)

FORM 10-Q

JUNE 30, 2025

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.

(FORMERLY KNOWN AS YONG BAI CHAO NEW RETAIL CORPORATION )

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,483	$11,490
Due to related party	156,848	134,963

TOTAL CURRENT LIABILITIES	166,331	146,453

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at June 30, 2025 and December 31, 2024)	-	-
Common stock ($0.001 par value; 190,000,000 shares authorized; 189,495,068 shares issued and 189,120,068 shares outstanding at June 30, 2025 and December 31, 2024)	195,496	195,496
Common stock to be issued	2,282	2,282
Treasury Stock	-	-
Additional paid-in capital	3,371,271	3,371,271
Accumulated deficit	(3,735,380)	(3,715,502)

TOTAL STOCKHOLDERS' DEFICIT	(166,331)	(146,453)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.

(FORMERLY KNOWN AS YONG BAI CHAO NEW RETAIL CORPORATION )

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$-

Operating Expenses:
Professional fees	9,412	9,403	19,878	27,236

Total Operating Expenses	9,412	9,403	19,878	27,236

Loss from Operations	(9,412)	(9,403)	(19,878)	(27,236)

Other Income (Expense):
Interest expense	-	-	-	-

Total Other Income (Expense)	-	-	-	-

Income Loss Before Income Taxes	(9,412)	(9,403)	(19,878)	(27,236)

Income Taxes	-	-	-	-

Net Loss	$(9,412)	$(9,403)	$(19,878)	$(27,236)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	189,120,068	189,120,068	189,120,068	189,120,068

The accompanying notes are an integral part of these unaudited condensed financial statements.

(FORMERLY KNOWN AS YONG BAI CHAO NEW RETAIL CORPORATION )

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Common	Treasury Stock		Additional		Total
	Number of		Stock to	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	(3,715,502))	(146,453)
Net loss	-	-		-	-	-	(10,466)	(10,466)
Balance at March 31, 2025	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,725,968)	$(156,919)
Net loss	-	-		-	-	-	(9,412)	(9,412)
Balance at June 30, 2025	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,735,380)	$(166,331)

Balance at December 31, 2023	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,675,708)	$(106,659)
Net loss	-	-		-	-	-	(17,833)	(17,833)
Balance at March 31, 2024	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,693,541)	$(124,492)
Net loss	-	-		-	-	-	(9,403)	(9,403)
Balance at June 30, 2024	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,702,944)	$(133,895)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.

(FORMERLY KNOWN AS YONG BAI CHAO NEW RETAIL CORPORATION )

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,878)	$(27,236)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,007)	7,500
Accounts payable and accrued liabilities - related parties	-	-
Due to related party	21,885	19,736

NET CASH USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS TO/(FROM) FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Contributions of Capital	-	-

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITES	-	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Currently, the Company only possesses minimal liabilities with no substantial business operations. There was no revenue or positive cash flows from operating activities for the three and six months ended June 30, 2025. The Company’s management efforts are focused on seeking out a new and profitable operating business with rapid growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to mainly consist of the legal service fee, accounting fee, and filing fee etc. related to maintaining a public company.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 10, 2025 and amended on May 22, 2025.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of June 30, 2025 and December 31, 2024.

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

Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company had accumulated deficit of $3,735,380 and working capital deficit of $166,331 on June 30, 2025 and has incurred recurring net loss of $19,878 for the six months ended June 30, 2025. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s former CEO, Fei Wang, paid certain expenses on behalf of the Company. As of June 30, 2025 and December 31, 2024, the Company had a payable amount owed to him of $156,848 and $134,963, respectively.

NOTE 3 – COMMITMENTS AND CONTINCENGIES

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to such agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company should have issued 75,000 shares within 7 days of signing the agreement. Any payments over 45 days would be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued on December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company should have issued an additional 75,000 shares. On January 1, 2011, the agreement with the investor relation firm was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of June 30, 2025 and December 31, 2024, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for three and six months ended June 30, 2025 and 2024:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Statutory tax benefit	(21)%	(21)%	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%	21%	21%
Provision for income taxes	-%	-%	-%	-%

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the financial statements were issued. All subsequent events requiring recognition as of June 30, 2025 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three months and six months ended June 30, 2025 and 2024 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Effective October 28, 2021, the Company’s name changed to Yong Bai Chao New Retail Corporation.

On May 31, 2023, the Company obtained the approval of the holders of a majority of the Company’s issued and outstanding shares that approved and adopted the amended and restated articles of incorporation (the “Amended and Restated Articles of Incorporation”), to effect a 1-for-20 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 20 shares of common stock (the “Old Shares”) will become and be consolidated into one share of common stock (the “New Shares”), with stockholders who would receive a fractional share to receive a whole number of one share. Accordingly, the number of shares of common stock issued and outstanding will decrease from 189,120,068 to approximately 9,456,004. Since additional fractional shares may be issued in order to round up fractional shares, we currently do not know the exact number of New Shares that will be outstanding after the Reverse Stock Split. The Reverse Stock Split will become effective upon the filing of the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. The Amended and Restated Articles of Incorporation have not been filed with the Secretary of the State of Nevada so the Reverse Stock Split has not been put into effect.

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

Effective April 11, 2025, the Company’s name was changed to Nongfu Shop Digital New Retail Co., Ltd.

The Company only possesses minimal liabilities with no substantial business operations. There was no revenue or positive cash flows from operating activities for the three and six months ended June 30, 2025. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to primarily consist of accounting fee, legal service fee, and filing fee related to maintaining itself as a public company.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024:

Revenue: We did not generate any revenue during the three months ended June 30, 2025 and 2024.

Operating Expenses: Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have mainly consisted of accounting fee, legal service fee, and filing fee.

For the three months ended June 30, 2025, total operating expenses were $9,412, a slight increase of $9 or 0.1% compared to $9,403 for the same period in 2024, remaining virtually unchanged year over year.

Net Loss: As a result of the factors described above, we had a net loss of $9,412 and $9,403, respectively, for the three months ended June 30, 2025 and 2024.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenue

We did not generate any revenue during the six months ended June 30, 2025 and 2024.

Operating Expenses

Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which mainly consisted of accounting fees, legal service fees, and filing fees.

For the six months ended June 30, 2025, total operating expenses amounted to $19,878 as compared to $27,236 for the six months ended June 30, 2024, a decrease of $7,358 or 27.02%. The decrease was primarily due to decreases in accounting fee of S2,000, audit fees of $2,000, legal fees of $3,500, and stock transfer agent fees of $1,020, offset by increases in Edgar filing fees of $1,162.

Net Loss

As a result of the factors described above, we had a net loss of $19,878 for the six months ended June 30, 2025, as compared to $27,236 for the six months ended June 30, 2024, a decrease of $7,358 or 27.02%.

Liquidity and Capital Resources

At June 30, 2025, we did not have any cash, while, we had liabilities of $166,331 and had a working capital deficit of $166,331.

Net cash flow used in operating activities was $0 for the six months ended June 30, 2025. This included our net loss of $19,878, offset by the changes in operating assets and liabilities totaling $19,878.

We are a shell company with no revenue generating activities. We anticipate that our operating activities will generate negative net cash flow during the remaining portion of 2025. The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that the our sources of liquidity discussed above will be adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder advances in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2025.

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

None in the quarter ended June 30, 2025.

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

Nongfu Shop Digital New Retail Co., LTD.
(Registrant)

Date: August 19, 2025	By:	/s/ Daohong Yuan
Daohong Yuan
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2025	By:	/s/ Daohong Yuan
Daohong Yuan
Chief Financial Officer (Principal Financial and Accounting Officer)

