Form 10-Q
period 2025-09-30
Nongfu Shop Digital New Retail Co., Ltd
filed 2025-11-19
CIK 1284454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

As of November 12, 2025, there were 189,120,068 shares of Common Stock issued and outstanding.

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.
(FORMERLY KNOWN AS YONG BAI CHAO NEW RETAIL CORPORATION )

FORM 10-Q

SEPTEMBER 30, 2025

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.
(FORMERLY KNOWN AS YONG BAI CHAO NEW RETAIL CORPORATION )
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,571	$11,490
Due to related party	165,760	134,963
TOTAL CURRENT LIABILITIES	173,331	146,453

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 share issued and outstanding at September 30, 2025 and December 31, 2024)	-	-
Common stock ($0.001 par value; 190,000,000 shares authorized; 189,495,068 shares issued and 189,120,068 shares outstanding at September 30, 2025 and December 31, 2024)	195,496	195,496
Common stock to be issued	2,282	2,282
Treasury Stock	-	-
Additional paid-in capital	3,371,271	3,371,271
Accumulated deficit	(3,742,380)	(3,715,502)

TOTAL STOCKHOLDERS' DEFICIT	(173,331)	(146,453)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.
(FORMERLY KNOWN AS YONG BAI CHAO NEW RETAIL CORPORATION )
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue	$-	$-	$-	$-

Operating Expenses:
Professional fees	7,000	7,653	26,878	34,889

Total Operating Expenses	7,000	7,653	26,878	34,889

Loss from Operations	(7,000)	(7,653)	(26,878)	(34,889)

Other Income (Expense):
Interest expense	-	-	-	-
Total Other Income (Expense)	-	-	-	-
Income Loss Before Income Taxes	(7,000)	(7,653)	(26,878)	(34,889)
Income Taxes	-	-	-	-
Net Loss	$(7,000)	$(7,653)	$(26,878)	$(34,889)
Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	189,120,068	189,120,068	189,120,068	189,120,068

The accompanying notes are an integral part of these unaudited condensed financial statements.

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.
(FORMERLY KNOWN AS YONG BAI CHAO NEW RETAIL CORPORATION )
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Common	Treasury Stock
	Number of Shares	Amount	Stock to Be Issued	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2024	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	(3,715,502)	(146,453)
Net loss	-	-		-	-	-	(10,466)	(10,466)
Balance at March 31, 2025	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,725,968)	$(156,919)
Net loss	-	-		-	-	-	(9,412)	(9,412)
Balance at June 30, 2025	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,735,380)	$(166,331)
Net loss	-	-		-	-	-	(7,000)	(7,000)
Balance at September 30, 2025	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,742,380)	$(173,331)

Balance at December 31, 2023	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,675,708)	$(106,659)
Net loss	-	-		-	-	-	(17,833)	(17,833)
Balance at March 31, 2024	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,693,541)	$(124,492)
Net loss	-	-		-	-	-	(9,403)	(9,403)
Balance at June 30, 2024	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,702,944)	$(133,895)
Net loss	-	-		-	-	-	(7,653)	(7,653)
Balance at September 30, 2024	189,120,068	$195,496	$2,282	375,000	$-	$3,371,271	$(3,710,597)	$(141,548)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NONGFU SHOP DIGITAL NEW RETAIL CO., LTD.
(FORMERLY KNOWN AS YONG BAI CHAO NEW RETAIL CORPORATION )
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,878)	$(34,889)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,919)	6,833
Accounts payable and accrued liabilities - related parties	-	-

NET CASH USED IN OPERATING ACTIVITIES	(30,797)	(28,056)

CASH FLOWS TO/(FROM) FINANCING ACTIVITIES
Due to related parties	30,797.00	28,056
Contributions of Capital	-	-

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITES	30,797.00	28,056.00

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Currently, the Company only possesses minimal liabilities with no substantial business operations. There was no revenue or positive cash flows from operating activities for the three and nine months ended September 30, 2025. The Company’s management efforts are focused on seeking out a new and profitable operating business with rapid growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to mainly consist of the legal service fee, accounting fee, and filing fee etc. related to maintaining a public company.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of September 30, 2025 and December 31, 2024.

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

Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company had accumulated deficit of $3,742,380 and working capital deficit of $173,331 on September 30, 2025 and has incurred recurring net loss of $26,878 for the nine months ended September 30, 2025. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU No. 2023-09 for the year ended December 31, 2025. The adoption did not have a significant impact on the Company’s financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company’s former Chief Executive Officer (“CEO”), Fei Wang, and current CEO, Daohong Yuan, paid certain expenses on behalf of the Company. As of September 30, 2025 and December 31, 2024, the Company had amounts payable to Fei Wang of $156,848 and $134,963, respectively, and to Daohong Yuan of $8,912 and $0, respectively. These amounts are non-interest bearing, unsecured, and due on demand.

NOTE 3 – COMMITMENTS AND CONTINCENGIES

On July 1, 2009, the Company entered into an investor relations agreement. Pursuant to such agreement, the Company agreed to pay a fee of $1,000 per month for a period of six months beginning on August 1, 2009 and ending January 1, 2010. The Company should have issued 75,000 shares within 7 days of signing the agreement. Any payments over 45 days would be subject to a penalty fee of 10% per week. On February 8, 2010, the Company issued 75,000 shares of common stock, which was included in common stock to be issued on December 31, 2009 at a value of $2,282. On January 1, 2010, the agreement was extended for twelve months, and the Company should have issued an additional 75,000 shares. On January 1, 2011, the agreement with the investor relation firm was extended for twelve months for no additional consideration and can be cancelled by either party by giving one month written notice. As of September 30, 2025 and December 31, 2024, the additional shares have not been issued and have been included in common stock to be issued at a value of $2,282.

Income Tax Compliance Uncertainty

The Company has not filed its federal and state income tax returns for the years ended December 31, 2023 and 2024. Management intends to engage qualified tax professionals and to file the required returns as soon as practicable.

Although the Company had no gross receipts and is not expected to have any income tax liability for these periods, the delayed filings may expose the Company to potential penalties, interest, or other compliance-related consequences.

During 2023 and 2024, a foreign related party paid certain expenses on behalf of the Company. Such transactions may constitute reportable transactions under Internal Revenue Code Section 6038A, requiring the filing of Form 5472 with the Company’s federal income tax return. Failure to timely file Form 5472 may result in an information return penalty of $25,000 per tax year.

Management is currently assessing the applicability of these reporting requirements. The ultimate outcome of these matters cannot presently be determined, and accordingly, no provision has been recorded in the accompanying financial statements.

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

As a result of the Reverse Stock Split, each twenty shares of common stock will become and be consolidated into one share of common stock, The Reverse Stock Split will become effective upon the filing of the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. To date, the Amended and Restated Articles of Incorporation have not been filed with the Secretary of the State of Nevada so the Reverse Stock Split has not been put into effect. The Company plans to file the amendment in the second quarter of 2026.

NOTE 5 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction. The Company is not currently under examination by the Internal Revenue Service or any state income tax authorities.

The following table reconciles the statutory rates to the Company’s effective tax rate for three and nine months ended September 30, 2025 and 2024:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Statutory tax benefit	(21)%	(21)%	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%	21%	21%
Provision for income taxes	-%	-%	-%	-%

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the financial statements were issued. All subsequent events requiring recognition as of September 30, 2025 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three months and nine months ended September 30, 2025 and 2024 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Overview

Nongfu Shop Digital New Retail Co., LTD. f/k/a Yong Bai Chao New Retail Corporation (“we,” “us,” the “Company” or like terms) was incorporated in the State of Nevada on February 17, 2004 under the name Boss Minerals, Inc. to pursue the exploration and development of mining claims located in British Columbia, Canada.

During the quarter ended September 30, 2004, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) to register shares of common stock for public resale by certain stockholders identified in the registration statement. Upon the effective date of the registration statement, the Company became subject to the reporting requirements of Section 12(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and commenced filing reports under the Exchange Act through the quarter ended September 30, 2012.

In March 2006, the Company acquired the assets of Environmental Control Corporation, which developed vehicle emission control devices and filed a certificate of amendment to its articles of incorporation in April 2013 to change its name to Environmental Control Corp. The Company filed reports under the Exchange Act through the quarter ended September 30, 2012.

On May 2, 2016, the Eighth Judicial District Court of Nevada entered an order appointing Bryan Glass as custodian of the Company, authorizing and directing him to, among other things, take any action reasonable, prudent and for the benefit of the Company, including reinstating the Company under Nevada law, appointing officers, and convening an annual meeting of stockholders (the “Order”). Mr. Glass was a shareholder of the Company on the date that he applied to serve as a custodian of the Company. From time to time, Mr. Glass submits applications to the courts of the state of Nevada to be appointed as the custodian of corporations in which he already is a shareholder that have forfeited their right to exist as a corporation for reasons such as failure to file annual reports or to pay required fees, and such applications may or may not be successful. If the court approves the application, Mr. Glass is appointed to serve as the custodian of such corporations. In the past, he either contributed assets or sold them to third parties. Thereafter, the board of directors and Mr. Glass, in his role as custodian, appointed himself to serve as the President of the Company.

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

On September 15, 2016, issue any held a stockholders’ meeting at which the stockholders adopted Amended and Restated Articles of Incorporation of the Company under which the Company increased the total number of shares it is authorized to issue to 190 million shares consisting of 180 million shares of common stock and 10 million shares of blank check preferred stock.

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

On May 22, 2019, the Company filed Form 15 with the SEC terminating the registration of its class of common stock under Section 12(g) of the Exchange Act and its duty to file periodic and other reports with the SEC.

On December 12, 2019, the Company filed a registration statement on Form 10 to register its class of common stock under the Exchange Act, and the registration statement automatically became effective in February 2020.

On September 29, 2021, Lili Xin, our former Chief Executive Officer, Chief Financial Officer, director and principal stockholder of the Company (“Ms. Xin”), and Fei Wang (“Mr. Wang”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Ms. Xin agreed to sell to Mr. Wang 80,000,000 shares of Common Stock registered in her name (the “Shares”), representing 59% of the outstanding shares of common stock in the Company, at a purchase price of Three Hundred Fifty Thousand Dollars ($350,000). The seller relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to Mr. Wang. The funds came from the personal funds of Mr. Wang and was not the result of a loan. The closing occurred on August 10, 2021.

In connection with such sale, Lili Xin, the then CEO, President and CFO resigned from all of her positions associated with the Company. Concurrently therewith, Mr. Wang was appointed to serve as the sole executive officer and director of the Company.

Effective October 28, 2021, the Company’s name changed to Yong Bai Chao New Retail Corporation.

On May 31, 2023, the Company obtained the approval of the holders of a majority of the Company’s issued and outstanding shares that approved and adopted the amended and restated articles of incorporation (the “Amended and Restated Articles of Incorporation”), to effect a 1-for-20 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 20 shares of common stock (the “Old Shares”) will become and be consolidated into one share of common stock (the “New Shares”), with stockholders who would receive a fractional share to receive a whole number of one share. Accordingly, the number of shares of common stock issued and outstanding will decrease from 189,120,068 to approximately 9,456,004. Since additional fractional shares may be issued in order to round up fractional shares, we currently do not know the exact number of New Shares that will be outstanding after the Reverse Stock Split. The Reverse Stock Split will become effective upon the filing of the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. The Amended and Restated Articles of Incorporation have not been filed with the Secretary of the State of Nevada, so the Reverse Stock Split has not been put into effect.

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

On February 28, 2024, Wang Fei ("Mr. Wang") resigned from the Chief Executive Officer and Chairman of the Board position of the Company, effective on February 28, 2024. Mr. Wang did not advise the Company of any disagreement with the Company on any matter relating to its operation, policies, or practices. Concurrently therewith, Baobin He was appointed to serve as the sole executive officer and director of the Company.

Effective as of September 25, 2024, Mr. Baobin He resigned as the Chief Executive Officer and Director of the Company. Effective as of September 25, 2024, Mr. Daohong Yuan and Mr. Ye Yuan became Directors of the Company. On the same day, the Board of Directors of the Company appointed Mr. Daohong Yuan to serve as Chief Executive Officer and Chief Financial Officer.

On January 10, 2025, the Board of Directors approved the filing of Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation to change the Company’s name to Nongfu Shop Digital New Retail Co., Ltd.

Effective April 11, 2025, the Company’s name was changed to Nongfu Shop Digital New Retail Co., Ltd.

The Company only possesses minimal liabilities with no substantial business operations. There was no revenue or positive cash flows from operating activities for the three and nine months ended September 30, 2025. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to primarily consist of accounting fee, legal service fee, and filing fee related to maintaining itself as a public company.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024:

Revenue: We did not generate any revenue during the three months ended September 30, 2025 and 2024.

Operating Expenses: Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have mainly consisted of accounting fee, legal service fee, and filing fee.

For the three months ended September 30, 2025, total operating expenses were $7,000, representing a decrease of $653, or 8.5%, compared to $7,653 for the same period in 2024. The decrease was primarily attributable to reductions in audit fees ($500), EDGAR filing fees ($83), and stock transfer fees ($70).

Net Loss: As a result of the factors described above, we had a net loss of $7,000 and $7,653, respectively, for the three months ended September 30, 2025 and 2024.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenue

We did not generate any revenue during the Nine Months Ended September 30, 2025 and 2024.

Operating Expenses

Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which mainly consisted of accounting fees, legal service fees, and filing fees.

For the nine months ended September 30, 2025, total operating expenses amounted to $26,878 as compared to $34,889 for the nine months ended September 30, 2024, a decrease of $8,011 or 22.96%. The decrease was primarily attributable to reductions in accounting fees of S2,000, audit fees of $2,500, legal fees of $3,500, and stock transfer agent fees of $1,090, offset by increases in Edgar filing fees of $1,079.

Net Loss

As a result of the factors described above, we had a net loss of $26,878 for the nine months ended September 30, 2025, as compared to $34,889 for the nine months ended September 30, 2024, a decrease of $8,011 or 22.96%.

Liquidity and Capital Resources

On September 30, 2025, we did not have any cash, while we had liabilities of $173,331 and had a working capital deficit of $173,331.

Net cash flow used in operating activities was $30,797 for the nine months ended September 30, 2025. This included our net loss of $26,878 and decrease in cash inflow from accounts payable and accrued liabilities of $3,919.

Net cash provided by financing activities was $30,797 for the nine months ended September 30, 2025, compared to net cash provided by financing activities of $28,056 for the nine months ended September 30, 2024.

We are a shell company with no revenue generating activities. We anticipate that our operating activities will generate negative net cash flow during the remaining portion of 2025. The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our sources of liquidity discussed above will be adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder advances in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2025.

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

None in the nine months  ended September 30, 2025.

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

Nongfu Shop Digital New Retail Co., LTD.
(Registrant)

Date: November 19, 2025	By:	/s/ Daohong Yuan
Daohong Yuan
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Daohong Yuan
Daohong Yuan
Chief Financial Officer (Principal Financial and Accounting Officer)

